Form 10-Q
period 2024-06-30
Franklin Templeton Digital Holdings Trust
filed 2024-08-14
CIK 1992870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
001-41915
FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST

SPONSORED BY FRANKLIN HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	93-6855785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Franklin Parkway
San Mateo,
CA
94403
(650)
312-2000
((Address of principal executive offices, telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Franklin Bitcoin ETF	EZBC	Cboe BZX Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act.). ☐ Yes ☒ No
The registrant had 11,100,000 outstanding shares as of
August
12
, 2024.

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

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the JOBS Act. For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

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

•

the date on which the Trust is deemed to be a “large-accelerated filer” (i.e., an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act” for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act” for complying with new or revised accounting standards. The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act” for complying with new or revised accounting standards.

FRANKLIN BITCOIN ETF

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST

Part I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements of the Trust and the Fund
FRANKLIN BITCOIN ETF
FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENT OF ASSETS AND LIABILITIES

	June 30, 2024	March 31, 2024
	(Unaudited)
Assets:
Investment in bitcoin, at fair value (a)	$373,054,955	$341,901,126

Total assets	373,054,955	341,901,126

Liabilities:
Net Sponsor’s fee payable	21	21

Total liabilities	21	21

Net assets	$373,054,934	$341,901,105

Shares issued and outstanding (b)	10,150,000	8,350,000
Net asset value per Share	$36.75	$40.95

(a)	Cost of investment in bitcoin: $348,236,796 at June 30, 2024 and $280,623,942 at March 31, 2024.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED SCHEDULE OF INVESTMENTS
June 30, 2024 (Unaudited)

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	5,886.9982	$348,236,796	$373,054,955	100.00%

Total investments		$348,236,796	$373,054,955	100.00%
Liabilities in excess of other assets			(21)	(0.0)%

Net assets			$373,054,934	100.00%

March 31, 2024

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	4,842.9986	$280,623,942	$341,901,126	100.00%

Total investments		$280,623,942	$341,901,126	100.00%
Liabilities in excess of other assets			(21)	(0.00)%

Net assets			$341,901,105	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30, 2024*
Expenses:
Sponsor’s fee	$175,683

Total expenses	175,683

Less waiver and reimbursement	(175,683)

Net investment loss	—

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain on investment in bitcoin	168,747
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(36,459,025)

Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	(36,290,278)

Net increase (decrease) in net assets resulting from operations	(36,290,278)

Net increase (decrease) in net assets per Share (a)	$(3.72	) (b)

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENT OF CASH FLOWS (Unaudited)

For the Three Months Ended June 30, 2024*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(36,290,278)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(101,742,929)
Sales of bitcoin	34,298,822
Net realized (gain) loss on investment in bitcoin	(168,747)
Net change in unrealized (appreciation) depreciation on investment in bitcoin	36,459,025
Change in operating assets and liabilities:
Sponsor’s fees payable	—

Net cash provided by ( used in ) operating activities	$(67,444,107)

Cash Flows from Financing Activities
Proceeds from issuance of Shares	$101,742,929
Payments on Shares redeemed	(34,298,822)

Net cash provided by (used in) financing activities	$67,444,107

Cash
Net increase in cash	$0
Cash, beginning of period	0

Cash, end of period	$0

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

For the Three Months Ended June 30, 2024*
Net assets, beginning of period	$341,901,105
Net investment loss	—
Net realized gain (loss) on investment in bitcoin	168,747
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(36,459,025)

Net increase (decrease) in net assets resulting from operations	(36,290,278)

Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	101,742,929
Distributions for Shares redeemed	(34,298,822)

Net increase in net assets resulting from capital share transactions	67,444,107

Net assets, end of period	$373,054,934

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED NOTES TO FINANCIAL STATEMENTS (Unaudited)
1.
ORGANIZATION
The Franklin Templeton Digital Holdings Trust (the “Trust”) was formed as a Delaware statutory trust on September 6, 2023, and is governed by the provisions of an Agreement and Declaration of Trust dated as of January 5, 2024. The Trust, as registrant is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust, as registrant and the one series that it currently offers, the Franklin Bitcoin ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than in connection with the organization and registration of the Fund’s shares. The Trust had no operations prior to the commencement of operations of the Fund on January 11, 2024, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with
respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).
The Fund seeks to reflect generally the performance of the price of bitcoin. The Fund seeks to reflect such performance before payment of the Fund’s expenses and liabilities. The Shares are intended to constitute a simple means of making an investment similar to an investment in bitcoin rather than by acquiring, holding, and trading bitcoin directly on a peer-to-peer
or other basis or via a digital asset platform. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Fund.
The Bank of New York Mellon (“BNYM”) serves as the Fund’s Administrator, Transfer Agent and the Cash Custodian. The Administrator is generally responsible for the day-to-day
administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Bitcoin Custodian is responsible for safekeeping the bitcoin owned by the Fund. The Bitcoin Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the Bitcoin Custodian, is the Fund’s Prime Broker. CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).
The Fund issues Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. Shares are listed and traded on the Exchange under the ticker symbol “EZBC.” The market price of the Shares may be different from the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.
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
The statement of assets and liabilities and schedule of investments at June 30, 2024 and the statement of operations, cash flows and changes in net assets for the quarter ended June 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the quarter ended June 30, 2024 have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the financial statements included in the Annual Report on
Form 10-K
for the fiscal year ended March 31, 2024.
The fiscal year of the Trust and the Fund is March 31st.

2.
SIGNIFICANT ACCOUNTING POLICIES
In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.
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
The financial statements are presented for the Trust, as the registrant, combined with the Fund. Financial statements for the Fund presented at the series-level are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series and these notes to the financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Individual, series-level financial statements for the Fund are presented separately within this report.
2.2.
Calculation of NAV and NAV per Share
The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator generally will value the bitcoin held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the index is unreliable. The CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (referred to herein as a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.
On each Business Day, as soon as practicable after 4:00 PM Eastern Time (“ET”), the Administrator evaluates the bitcoin held by the Fund as reflected by the CF Benchmarks Index and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the Cboe BZX Exchange is closed for regular trading. The Trust’s periodic financial statements may not utilize this net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP.
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
On March 31, 2024 and June 30, 2024, the value of the bitcoin held by the Fund is categorized as Level 1.
The cost basis of the investment in bitcoin recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of bitcoin at the time of transfer.

2.4.
Fees, Expenses and Realized Gain (Loss)
The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $
500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs.
The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19%
of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from January 12, 2024 to August 2, 2024, the Sponsor agreed to waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver will be equal to
0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. Prior to the implementation of the waiver, for the one day period January

11, 2024, the Fund accrued the Sponsor fee of
0.1
9% ($21). For the period April 1, 2024 to June 30, 2024, the Fund accrued the Sponsor’s Fee of $
175,683 less waiver and reimbursement of $175,683, the net Sponsor’s Fee payable for the quarter
post waiver and reimbursement is $0.
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
2.5.
Organizational and Offering Costs
The Trust’s and the Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs.
2.6.
Income Taxes
The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2024 and June 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
2.7.
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
Changes in the Shares for the period from April 1, 2024 to June 30, 2024* are as follows:

	Shares	Amount^
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	2,800,000	101,742,929
Redemption of Shares	(1,000,000)	(34,298,822)

Balance at June 30, 2024	10,150,000	$348,068,049

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
^	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”)
2023-08,
Intangibles—Goodwill and Other—Crypto Assets (Subtopic
350-60):
Accounting for and Disclosure of Crypto Assets (“ASU
2023-08”).
ASU
2023-08
is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU
2023-08
is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust and the Fund have adopted this new guidance with no material impact on its financial statements and disclosures as the Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes.

3.
INVESTMENT IN BITCOIN
The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter April 1, 2024 to June 30, 2024*:

	Quantity in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin received for the creation of Shares	1,623.9995	101,742,929
Bitcoin distributed for the redemption of Shares	(579.9999)	(34,298,822)
Principal on bitcoin sales to pay expenses	—	—
Net realized gain (loss) from bitcoin sold for the redemption of shares	—	168,747
Net change in unrealized appreciation (depreciation) on investment in bitcoin	—	(36,459,025)

Balance at June 30, 2024	5,886.9982	$373,054,955

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
4.
RELATED PARTIES
The Sponsor is a related party of the Trust and the Fund. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2024, 360,000 shares of the Fund were held by
a
related party.
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
In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $
500,000 per annum in ordinary legal fees and expenses.
5.
CONCENTRATION OF RISK
The Fund holds only bitcoin and cash, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Fund. The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of bitcoin and the Shares may include an increase in the global bitcoin supply or a decrease in global bitcoin demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of bitcoin as a medium of exchange, store-of-value
or other consumptive asset and the maintenance and development of the open-source software protocol of the bitcoin network, and their ability to meet user demands; manipulative trading activity on digital asset platforms; and forks in the bitcoin network, among other things.
6.
FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30, 2024*
Net asset value per Share, beginning of period	$40.95

Net investment loss (a)	—
Net realized and unrealized gain (loss) on investment in bitcoin	(4.20)

Net change in net assets from operations	(4.20	) (b)

Net asset value per Share, end of period	$36.75

For the Three Months Ended June 30, 2024*
Total return, at net asset value (c)(d)	(10.26)%
Ratio to average net assets (e)
Net investment loss	0.00%
Gross expenses	0.19%
Net expenses	0.00%

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

(a)	Calculated using average Shares outstanding.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

( c )	Percentage is not annualized.
( d )
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.

( e )	Annualized.
7.
COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.
8.
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
9.
SUBSEQUENT EVENTS
For a period from January 12, 2024 through August 2, 2024 the Sponsor agreed to waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee would equal 0.00% of the net asset value of the Fund for the first $10 billion of the Fund’s assets. Effective August 2, 2024, the waiver has expired. Other than the foregoing, the Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENT OF ASSETS AND LIABILITIES

	June 30, 2024	March 31, 2024
	(Unaudited)
Assets:
Investment in bitcoin, at fair value (a)	$373,054,955	$341,901,126

Total assets	373,054,955	341,901,126

Liabilities:
Net Sponsor’s fee payable	21	21

Total liabilities	21	21

Net assets	$373,054,934	$341,901,105

Shares issued and outstanding (b)	10,150,000	8,350,000
Net asset value per Share	$36.75	$40.95

(a)	Cost of investment in bitcoin: $348,236,796 at June 30, 2024 and $280,623,942 at March 31, 2024.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
SCHEDULE OF INVESTMENTS

June 30, 2024 (Unaudited)
	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	5,886.9982	$348,236,796	$373,054,955	100.00%

Total investments		$348,236,796	$373,054,955	100.00%
Liabilities in excess of other assets			(21)	(0.00)%

Net assets			$373,054,934	100.00%

March 31, 2024
	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	4,842.9986	$280,623,942	$341,901,126	100.00%

Total investments		$280,623,942	$341,901,126	100.00%
Liabilities in excess of other assets			(21)	(0.00)%

Net assets			$341,901,105	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30, 2024*
Expenses:
Sponsor’s fee	$175,683

Total expenses	175,683

Less waiver and reimbursement	(175,683)

Net investment loss	—

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain on investment in bitcoin	168,747
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(36,459,025)

Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	(36,290,278)

Net increase (decrease) in net assets resulting from operations	(36,290,278)

Net increase (decrease) in net assets per Share (a)	$(3.72	) (b)

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENT OF CASH FLOWS (Unaudited)

For the Three Months Ended June 30, 2024*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(36,290,278)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(101,742,929)
Sales of bitcoin	34,298,822
Net realized (gain) loss on investment in bitcoin	(168,747)
Net change in unrealized (appreciation) depreciation on investment in bitcoin	36,459,025
Change in operating assets and liabilities:
Sponsor’s fees payable	—

Net cash provided by (used in) operating activities	$(67,444,107)

Cash Flows from Financing Activities
Proceeds from issuance of Shares	$101,742,929
Payments on Shares redeemed	(34,298,822)

Net cash provided by (used in) financing activities	$67,444,107

Cash
Net increase in cash	$0
Cash, beginning of period	0

Cash, end of period	$0

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

For the Three Months Ended June 30, 2024*
Net assets, beginning of period	$341,901,105
Net investment loss	—
Net realized gain (loss) on investment in bitcoin	168,747
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(36,459,025)

Net increase (decrease) in net assets resulting from operations	(36,290,278)

Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	101,742,929
Distributions for Shares redeemed	(34,298,822)

Net increase in net assets resulting from capital share transactions	67,444,107

Net assets, end of period	$373,054,934

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
See accompanying notes to the unaudited financial statements.

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
Fund’s expenses and liabilities. The Shares are intended to constitute a simple means of making an investment similar to an investment in bitcoin rather than by acquiring, holding, and trading bitcoin directly on a peer-to-peer
or other basis or via a digital asset
platform
. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Fund.
The Bank of New York Mellon (“BNYM”) serves as the Fund’s Administrator, Transfer Agent and the Cash Custodian. The Administrator is generally responsible for the day-to-day
administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Bitcoin Custodian is responsible for safekeeping the bitcoin owned by the Fund. The Bitcoin Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the Bitcoin Custodian, is the Fund’s Prime Broker. CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).
The Fund issues Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. Shares are listed and traded on the Exchange under the ticker symbol “EZBC.” The market price of the Shares may be different from the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.
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
The statement of assets and liabilities and schedule of investments at June 30, 2024 and the statement of operations, cash flows and changes in net assets for the quarter ended June 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the period ended June 30, 2024 have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the financial statements included in the Annual Report on Form
10-K
for the fiscal year ended March 31, 2024.
The fiscal year of the Trust and the Fund is March 31st.

2.
SIGNIFICANT ACCOUNTING POLICIES
In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.
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
2.2.
Calculation of NAV and NAV per Share
The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator generally will value the bitcoin held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the index is unreliable. The CME CF Bitcoin Reference Rate—New York Variant for the Bitcoin—U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (referred to herein as a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.
On each Business Day, as soon as practicable after 4:00 PM Eastern Time (“ET”), the Administrator evaluates the bitcoin held by the Fund as reflected by the CF Benchmarks Index and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the Cboe BZX Exchange is closed for regular trading. The Fund’s periodic financial statements may not utilize this net asset value of the Fund to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP.
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
On March 31, 2024 and June 30, 2024, the value of the bitcoin held by the Fund is categorized as Level 1.

The cost basis of the investment in bitcoin recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of bitcoin at the time of transfer.
2.4.
Fees, Expenses and Realized Gain (Loss)
The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $
500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs.
The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from January 12, 2024 to August 2, 2024, the Sponsor
a
greed to
 waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver will be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. Prior to the implementation of the waiver, for the one day period January 11, 2024, the Fund accrued the Sponsor fee of 0.19% ($21). For the period April 1, 2024 to June 30, 2024, the Fund accrued the Sponsor’s Fee of $175,683 less waiver and reimbursement of $175,683, the net Sponsor’s Fee payable for the quarter
post waiver and reimbursement is $0.
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

2.5.
Organizational and Offering Costs
The Trust’s and the Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs.
2.6.
Income Taxes
The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Fund itself is not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2024 and June 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
2.7.
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
Changes in the Shares for the period from April 1, 2024 to June 30, 2024* are as follows:

	Shares	Amount^
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	2,800,000	101,742,929
Redemption of Shares	(1,000,000)	(34,298,822)

Balance at June 30, 2024	10,150,000	$348,068,049

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
^	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
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

The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU
2023-08
is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust and the Fund have adopted this new guidance with no material impact on its financial statements and disclosures as the Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes.
3.
INVESTMENT IN BITCOIN
The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter April 1, 2024 to June 30, 2024*:

	Quantity in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin received for the creation of Shares	1,623.9995	101,742,929
Bitcoin distributed for the redemption of Shares	(579.9999)	(34,298,822)
Principal on bitcoin sales to pay expenses	—	—
Net realized gain (loss) from bitcoin sold for the redemption of shares	—	168,747
Net change in unrealized appreciation (depreciation) on investment in bitcoin	—	(36,459,025)

Balance at June 30, 2024	5,886.9982	$373,054,955

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
4.
RELATED PARTIES
The Sponsor is a related party of the Trust and the Fund. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2024, 360,000 shares of the Fund were held by
a
related party.
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
In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses,
a
n
d
 up to $500,000 per annum in ordinary legal fees and expenses.
5.
CONCENTRATION OF RISK
The Fund holds only bitcoin and cash, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Fund. The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of bitcoin and the Shares may include an increase in the global bitcoin supply or a decrease in global bitcoin demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations; or may be subject to manipulation; the adoption of bitcoin as a medium of exchange, store-of-value
or other consumptive asset and the maintenance and development of the open-source software protocol of the bitcoin network, and their ability to meet user demands; manipulative trading activity on digital asset platforms; and forks in the bitcoin network, among other things.

6.
FINANCIAL
HIGHLIGHTS

	For the Three Months Ended June 30, 2024*
Net asset value per Share, beginning of period	$40.95

Net investment loss (a)	—
Net realized and unrealized gain (loss) on investment in bitcoin	(4.20)

Net change in net assets from operations	(4.20	) (b)

Net asset value per Share, end of period	$36.75

Total return, at net asset value (c)(d)	(10.26)%
Ratio to average net assets (e)
Net investment loss	0.00%
Gross expenses	0.19%
Net expenses	0.00%

*
No comparative period presented as the Fund’s operations commenced on January 11, 2024. On December 15, 2023, prior to the commencement of the Fund’s operations, Franklin Resources, Inc., an affiliate of the Sponsor (the “Seed Capital Investor”) purchased 4,000 Shares at a per-Share
price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on December 15, 2023. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On January 8, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per Share price based on 29.00000000 bitcoins per Creation Unit (or 0.00058 bitcoins per Share), for a total of 58.00000000 bitcoins (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 58.00000000 bitcoins at the price of $44,973.58 per bitcoin on January 8, 2024. The transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,608,467.81 (an amount representing 58.00000000 bitcoins).

(a)	Calculated using average Shares outstanding.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

( c )	Percentage is not annualized.
( d )
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.

( e )	Annualized.
7.
COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.
8.
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
9.
SUBSEQUENT EVENTS
For a period from January 12, 2024 through August 2, 2024 the Sponsor agreed to waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee would equal 0.00% of the net asset value of the Fund for the first $10 billion of the Fund’s assets. Effective August 2, 2024, the waiver has expired. Other than the foregoing, the Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future bitcoin prices, bitcoin sales, costs, objectives, changes in commodity prices and market conditions (for bitcoin and the shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

The Fund seeks to reflect generally the performance of the price of bitcoin. The Fund seeks to reflect such performance before payment of the Fund’s expenses and liabilities. The Shares are intended to constitute a simple means of making an investment similar to an investment in bitcoin rather than by acquiring, holding, and trading bitcoin directly on a peer-to-peer or other basis or via a digital asset platform. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Fund.

The Fund issues Shares only in Creation Units of 50,000 or multiples thereof. Creation Units are issued and redeemed in exchange for cash. Individual Shares will not be redeemed by the Fund but the Shares are listed and traded on the Exchange under the ticker symbol “EZBC.” The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

The Fund’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from January 12, 2024 to August 2, 2024, the Sponsor agreed to waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver will be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. For the period April 1, 2024 to June 30, 2024, the Fund accrued the Sponsor’s Fee of $175,683 less waiver and reimbursement of $175,683, and the net Sponsor’s Fee payable post waiver and reimbursement was $0. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund.

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

Critical Accounting Policy

The Trust’s and the Fund’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust’s application of accounting policies. A description of the valuation of bitcoin, a critical accounting policy that is important to understanding the results of operations and financial position of the Trust and the Fund is presented in the Trust’s Annual Report on Form 10-K in the section entitled “Calculation of Net Asset Value, Valuation of Bitcoin and The CF Benchmark Index.” In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s and the Fund’s accounting policies.

Discussion of Operations (Financing Activities)

On December 15, 2023, the Seed Capital Investor purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on December 15, 2023. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On January 8, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 29.00000000 bitcoins per Creation Unit (or 0.00058 bitcoins per Share), for a total of 58.00000000 bitcoins (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 58.00000000 bitcoins at the price of $44,973.58 per bitcoin on January 8, 2024. The transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,608,467.81 (an amount representing 58.00000000 bitcoins). The Shares were first listed for trading and the Fund commenced operations on January 11, 2024.The Fund had no operations prior to the commencement of operations of the Fund on January 11, 2024.

Results of Operations

At June 30, 2024, the Custodian held 5,886.9982 of bitcoin on behalf of the Fund, with a market value of $373,054,955 (cost: $348,236,796) based on the price of bitcoin (as measured by the Lukka Prime Price) at period end.

For the quarter ended June 30, 2024*

For the quarter ended June 30, 2024, 2,800,000 Shares were issued in exchange for 1,623.9995 of bitcoin and 1,000,000 Shares were redeemed in exchange for (579.9999) of bitcoin. The Fund’s NAV per Share began the period at $40.95 and ended the period at $36.75. The decrease in NAV per Share was due to a lower price of bitcoin of $63,369.30 at period end, which represented a decrease of 10.26% from $70,596.99 at March 31, 2024.

The change in net assets from operations for the quarter ended June 30, 2024 was $(36,290,278), which was due to (i) payment of the Sponsor’s Fee of $(175,683), (ii) Less waiver and reimbursement of $175,683, and (iii) a net change in realized gain (loss) from bitcoin sold for redemptions and unrealized appreciation on investment in bitcoin of $(36,290,278).

*	No comparative period presented as the Fund commenced operations on January 11, 2024.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs.

The Fund’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. For a period from January 12, 2024 to August 2, 2024, the Sponsor agreed to waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver will be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. For the period April 1, 2024 to June 30, 2024, the Fund accrued the Sponsor’s Fee of $175,683 less waiver and reimbursement of $175,683, the net Sponsor’s Fee payable post waiver and reimbursement is $0. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/ or on the Sponsor’s website for the Fund.

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

Off-Balance Sheet Arrangements

At June 30, 2024, the Fund as well as the Trust do not have any off-balance sheet arrangements.

Historical Digital Asset Holdings and Bitcoin Prices

Analysis of Movements in the Price of Bitcoin

As movements in the price of bitcoin are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of bitcoin. Past movements in the bitcoin price are not indicators of future movements.

The following chart shows movements in the price of bitcoin based on the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from April 1, 2024 to June 30, 2024.

The average, high, low and end-of-period bitcoin prices based on the CF Benchmarks Index for the period are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
April 01, 2024 to June 30, 2024	65,609.83	71,815.70	April 08, 2024	57,905.95	May 01, 2024	60,330.17	June 28, 2024

(1)	The end of period bitcoin price is the CF Benchmarks Index on the last business day of the period

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund is a passive investment vehicle. It is not actively managed. The investment objective of the Fund is to seek to reflect generally the performance of the price of bitcoin before payment of the Fund’s expenses. Fluctuations in the price of bitcoin will affect the value of the Fund’s Shares.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded as of the end of the period covered by this filing on Form 10-Q that the disclosure controls and procedures of the Trust operated effectively at reasonable assurance levels.

The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate, to allow timely decisions regarding required disclosure. It is important to note that no set of controls, no matter how reasonably designed, can detect every error.

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Fund disclosure controls and procedures, and have concluded as of the end of the period covered by this filing on Form 10-Q that the disclosure controls and procedures of the Fund operated effectively at reasonable assurance levels.

The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, on behalf of the Fund, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate, to allow timely decisions regarding required disclosure. It is important to note that no set of controls, no matter how reasonably designed, can detect every error.

Internal Control over Financial Reporting

There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and/or the Fund’s internal control over financial reporting.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Part II. OTHER INFORMATION
Item 1.
Legal Proceedings
From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of August 14, 2024, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.
Item 1A.
Risk Factors
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
filed
with
the SEC for the fiscal year ended March 31, 2024, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2024 Annual Report on Form
10-K.
The risks described in our Annual Report on Form
10-K
are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 20 Creation Units (comprising 1,000,000 Shares) during the quarter ended June 30, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2024 – April 30, 2024	—	$—
May 1, 2024 – May 31, 2024	400,000	33.59
June 1, 2024 – June 30, 2024	600,000	34.77
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

d)
No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule
10b5-1
or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
of the Securities Act of 1933) for the three-month period ended June 30, 2024.

Item 6. Exhibits
See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Franklin Holdings, LLC

Sponsor of the Franklin Templeton Digital Holdings Trust (registrant)

By:	/s/ David Mann*
David Mann
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Matthew Hinkle*
Matthew Hinkle
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: August 14, 2024

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.