Form 10-Q
period 2024-09-30
Franklin Templeton Digital Holdings Trust
filed 2024-11-12
CIK 1992870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
of the Exchange Act.).  ☐ Yes ☒ No
The registrant had 12,800,000 outstanding shares as of November 1, 2024.

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

Part I. F
INANCIAL INFORMATIO
N

Item 1.	Unaudited Financial Statements of the Trust and the Fund
FRANKLIN BITCOIN ETF
FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
Combined Statement of Assets and Liabilities at September 30, 2024 (Unaudited) and March 31, 2024 for Franklin Templeton Digital Holdings Trust	2
Combined Schedule of Investments at September 30, 2024 (Unaudited) and March 31, 2024 for Franklin Templeton Digital Holdings Trust	3
Combined Statement of Operations (Unaudited) for the three and six month periods ended September 30, 2024 for Franklin Templeton Digital Holdings Trust	4
Combined Statement of Cash Flows (Unaudited) for the six month period ended September 30, 2024 for Franklin Templeton Digital Holdings Trust	5
Combined Statement of Changes in Net Assets (Unaudited) for the three and six month periods ended September 30, 2024 for Franklin Templeton Digital Holdings Trust	6
Combined Notes to Financial Statements (Unaudited) for Franklin Templeton Digital Holdings Trust	7
Statement of Assets and Liabilities at September 30, 2024 (Unaudited) and March 31, 2024 for Franklin Bitcoin ETF	14
Schedule of Investments at September 30, 2024 (Unaudited) and March 31, 2024 for Franklin Bitcoin ETF	15
Statement of Operations (Unaudited) for the three and six month periods ended September 30, 2024 for Franklin Bitcoin ETF	16
Statement of Cash Flows (Unaudited) for the six month period ended September 30, 2024 for Franklin Bitcoin ETF	17
Statement of Changes in Net Assets (Unaudited) for the three and six month periods ended September 30, 2024 for Franklin Bitcoin ETF	18
Notes to Financial Statements (Unaudited) for Franklin Bitcoin ETF	19

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENT OF ASSETS AND LIABILITIES

	September 30, 2024	March 31, 2024
	(Unaudited)
Assets:
Investment in bitcoin, at fair value (a)	$452,356,258	$341,901,126

Total assets	452,356,258	341,901,126

Liabilities:
Sponsor’s fee payable	65,617	21

Total liabilities	65,617	21

Commitments and contingencies (Note 7)
Net assets	$452,290,641	$341,901,105

Shares issued and outstanding (b)	12,250,000	8,350,000
Net asset value per Share	$36.92	$40.95

(a)	Cost of investment in bitcoin: $423,417,042 at September 30, 2024 and $280,623,942 at March 31, 2024.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED SCHEDULE OF INVESTMENTS
September 30, 2024 (Unaudited)

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	7,103.8488	$423,417,042	$452,356,258	100.01%

Total investments		$423,417,042	$452,356,258	100.01%
Less liabilities			(65,617)	(0.01)%

Net assets			$452,290,641	100.00%

March 31, 2024

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	4,842.9986	$280,623,942	$341,901,126	100.00%

Total investments		$280,623,942	$341,901,126	100.00%
Less liabilities			(21)	(0.00)%

Net assets			$341,901,105	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30, 2024*	For the Six Months Ended September 30, 2024*
Expenses:
Sponsor’s fee	$192,723	$368,406
Less waiver and reimbursement	(69,438)	(245,121)

Total expenses	123,285	123,285

Net investment loss	(123,285)	(123,285)

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	(1,325,741)	(1,156,994)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	4,121,057	(32,337,968)

Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	2,795,316	(33,494,962)

Net increase (decrease) in net assets resulting from operations	2,672,031	(33,618,247)

Net increase (decrease) in net assets per Share (a)(b)	$0.23	$(3.18)

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENT OF CASH FLOWS (Unaudited)

For the Six Months Ended September 30, 2024*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(33,618,247)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(209,726,374)
Sales of bitcoin	65,776,280
Net realized (gain) loss on investment in bitcoin	1,156,994
Net change in unrealized (appreciation) depreciation on investment in bitcoin	32,337,968
Change in operating assets and liabilities:
Sponsor’s fees payable	65,596

Net cash provided by (used in) operating activities	$(144,007,783)

Cash Flows from Financing Activities
Proceeds from issuance of Shares	$209,726,374
Payments on Shares redeemed	(65,718,591)

Net cash provided by (used in) financing activities	$144,007,783

Cash
Net increase in cash	$—
Cash, beginning of period	—

Cash, end of period	$—

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

	For the Three Months Ended September 30, 2024*	For the Six Months Ended September 30, 2024*
Net assets, beginning of period	$373,054,934	$341,901,105
Net investment loss	(123,285)	(123,285)
Net realized gain (loss) on investment in bitcoin	(1,325,741)	(1,156,994)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	4,121,057	(32,337,968)

Net increase (decrease) in net assets resulting from operations	2,672,031	(33,618,247)

Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	107,983,445	209,726,374
Distributions for Shares redeemed	(31,419,769)	(65,718,591)

Net increase in net assets resulting from capital share transactions	76,563,676	144,007,783

Net assets, end of period	$452,290,641	$452,290,641

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
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
The Fund issues Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blo cks
of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. Shares are listed and traded on the Exchange under the ticker symbol “EZBC.” The market price of the Shares may be different from the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.
The Trust is an “emerging growth company” as that term is used in the Securities Act and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.
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
The combined statement of assets and liabilities and combined schedule of investments at September 30, 2024 and the combined statements of operations, combined cash flows and combined changes in net assets for the period ended September 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the period ended September 30, 2024 and for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the financial statements included in the Annual Report on
Form 10-K
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
The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form
10-Q
and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
The following is a summary of significant accounting policies followed by the Trust and the Fund.
2.1.
Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.
The financial statements are presented for the Trust, as the registrant, combined with the Fund. Financial statements for the Fund presented at the series level are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series and these notes to the financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Individual, series-level financial statements for the Fund are presented separately within this report.
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
On March 31, 2024 and September 30, 2024, the value of the bitcoin held by the Fund is categorized as Level 1.

The cost basis of the investment in bitcoin recorded
by
the Trust on behalf of the Fund for financial reporting purposes is the fair value of bitcoin at the time of purchase.
2.4.
Fees, Expenses and Realized Gain (Loss)
The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs.
The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from January 12, 2024 to August 2, 2024, the Sponsor waived the entire Sponsor’s fee on the first $10.0 billion of the Fund’s assets. Prior to the implementation of the waiver, for the one day period January 11, 2024, the Fund accrued the Sponsor fee of 0.19% ($21). For the period April 1, 2024 to September 30, 2024, the Fund accrued the Sponsor’s Fee of $(368,406) less waiver and reimbursement of $245,121, the net Sponsor’s Fee post waiver and reimbursement is $(123,285
)
.
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
There have been no extraordinary or
non-routine
expenses during the periods presented.
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
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2024 and September 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
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
Creation Units will be sold at a
per-Share
offering price that will vary depending on, among other things, the price of bitcoin and the trading price of the Shares on the Cboe BXZ Exchange at the time of the offer. Shares offered at different times may have different offering prices. Prior to the Fund’s launch on January 11, 2024, there was no public market for the Shares.
Changes in the Shares for the quarter from July 1, 2024 to September 30, 2024* are as follows:

	Shares	Amount^
Balance at July 1, 2024	10,150,000	$348,068,049
Creation of Shares	3,050,000	107,983,445
Redemption of Shares	(950,000)	(31,419,769)

Balance at September 30, 2024	12,250,000	$424,631,725

Changes in the Shares for the six months from April 1, 2024 to September 30, 2024* are as follows:

	Shares	Amount^
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	5,850,000	209,726,374
Redemption of Shares	(1,950,000)	(65,718,591)

Balance at September 30, 2024	12,250,000	$424,631,725

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
^	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

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
3.
INVESTMENT IN BITCOIN
The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter July 1, 2024 to September 30, 2024*:

	Quantity in bitcoin	Amount in US$
Balance at July 1, 2024	5,886.9982	$373,054,955
Bitcoin purchased for the creation of Shares	1,768.8331	107,983,297
Bitcoin sold for the redemption of Shares	(550.9655)	(31,419,621)
Principal on bitcoin sales to pay expenses	(1.0170)	(57,689)
Net realized gain (loss) from bitcoin sold for the redemption of shares	—	(1,325,741)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	—	4,121,057

Balance at September 30, 2024	7,103.8488	$452,356,258

The following represents the changes in quantity of bitcoin held and the respective fair value during the six months April 1, 2024 to September 30, 2024*:

	Quantity in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin purchased for the creation of Shares	3,392.8311	209,726,374
Bitcoin sold for the redemption of Shares	(1,130.9639)	(65,718,591)
Principal on bitcoin sales to pay expenses	(1.0170)	(57,689)
Net realized gain (loss) from bitcoin sold for the redemption of shares	—	(1,156,994)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	—	(32,337,968)

Balance at September 30, 2024	7,103.8488	$452,356,258

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
4.
RELATED PARTIES
The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2024, no shares of the Fund were held by a related party.

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
In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses.
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
6.
FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30, 2024*	For the Six Months Ended September 30, 2024*
Net asset value per Share, beginning of period	$36.75	$40.95

Net investment loss (a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in bitcoin	0.18	(4.02)

Net change in net assets from operations (b)	0.17	(4.03)

Net asset value per Share, end of period	$36.92	$36.92

Total return, at net asset value (c)(d)	0.46%	(9.84)%
Ratio to average net assets (e)
Net investment loss	(0.12)%	(0.06)%
Gross expenses	0.19%	0.19%
Net expenses	0.12%	0.06%

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
(a)	Calculated using average Shares outstanding.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

(c)	Percentage is not annualized.
(d)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.

(e)	Annualized.

7.
COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.
8.
INDEMNIFICATION
Under the Trust’s organizational documents, the Sponsor and its shareholders, members, directors, affiliates, officers, employees and subsidiaries are indemnified by the Trust against certain liabilities. The Fund has also agreed to indemnify certain of its other service providers, including the Administrator, the Marketing Agent, the Custodians and the Trustee (including its officers, affiliates, directors, employees, and agents), for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Fund.
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

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENT OF ASSETS AND LIABILITIES

	September 30, 2024	March 31, 2024
	(Unaudited)
Assets:
Investment in bitcoin, at fair value (a)	$452,356,258	$341,901,126

Total assets	452,356,258	341,901,126

Liabilities:
Sponsor’s fee payable	65,617	21

Total liabilities	65,617	21

Commitments and contingencies (Note 7)
Net assets	$452,290,641	$341,901,105

Shares issued and outstanding (b)	12,250,000	8,350,000
Net asset value per Share	$36.92	$40.95

(a)	Cost of investment in bitcoin: $423,417,042 at September 30, 2024 and $280,623,942 at March 31, 2024.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
SCHEDULE OF INVESTMENTS
September 30, 2024 (Unaudited)

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	7,103.8488	$423,417,042	$452,356,258	100.01%

Total investments		$423,417,042	$452,356,258	100.01%
Less liabilities			(65,617)	(0.01)%

Net assets			$452,290,641	100.00%

March 31, 2024

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	4,842.9986	$280,623,942	$341,901,126	100.00%

Total investments		$280,623,942	$341,901,126	100.00%
Less liabilities			(21)	(0.00)%

Net assets			$341,901,105	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30, 2024*	For the Six Months Ended September 30, 2024*
Expenses:
Sponsor’s fee	$192,723	$368,406
Less waiver and reimbursement	(69,438)	(245,121)

Total expenses	123,285	123,285

Net investment loss	(123,285)	(123,285)

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	(1,325,741)	(1,156,994)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	4,121,057	(32,337,968)

Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	2,795,316	(33,494,962)

Net increase (decrease) in net assets resulting from operations	2,672,031	(33,618,247)

Net increase (decrease) in net assets per Share (a)(b)	$0.23	$(3.18)

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
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

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENT OF CASH FLOWS (Unaudited)

For the Six Months Ended September 30, 2024*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(33,618,247)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(209,726,374)
Sales of bitcoin	65,776,280
Net realized (gain) loss on investment in bitcoin	1,156,994
Net change in unrealized (appreciation) depreciation on investment in bitcoin	32,337,968
Change in operating assets and liabilities:
Sponsor’s fees payable	65,596

Net cash provided by (used in) operating activities	$(144,007,783)

Cash Flows from Financing Activities
Proceeds from issuance of Shares	$209,726,374
Payments on Shares redeemed	(65,718,591)

Net cash provided by (used in) financing activities	$144,007,783

Cash
Net increase in cash	$—
Cash, beginning of period	—

Cash, end of period	$—

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

	For the Three Months Ended September 30, 2024*	For the Six Months Ended September 30, 2024*
Net assets, beginning of period	$373,054,934	$341,901,105
Net investment loss	(123,285)	(123,285)
Net realized gain (loss) on investment in bitcoin	(1,325,741)	(1,156,994)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	4,121,057	(32,337,968)

Net increase (decrease) in net assets resulting from operations	2,672,031	(33,618,247)

Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	107,983,445	209,726,374
Distributions for Shares redeemed	(31,419,769)	(65,718,591)

Net increase in net assets resulting from capital share transactions	76,563,676	144,007,783

Net assets, end of period	$452,290,641	$452,290,641

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
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
The Fund issues Shares only to certain eligible financial institutions called Authorized Participants and only in one or more bloc ks o
f 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. Shares are listed and traded on the Exchange under the ticker symbol “EZBC.” The market price of the Shares may be different from the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.
The Trust is an “emerging growth company” as that term is used in the Securities Act and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.
On December 15, 2023, Franklin Resources Inc. (the “Seed Capital Investor”
)
, an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share
price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on December 15, 2023. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On January 8, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two cr ea
tion units in a cash transaction comprised of a total of 100,000 Shares at a per-Share
price based on 29.00000000 bitcoins per Creation Unit (or 0.00058 bitcoins per Share), for a total of 58.00000000 bitcoins (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 58.00000000 bitcoins at the price of $44,973.58 per bitcoin on January 8, 2024. The transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,608,467.81 (an amount representing 58.00000000 bitcoins). The Shares were first listed for trading and the Fund commenced operations on January 11, 2024.
The statement of assets and liabilities and schedule of investments at September 30, 2024 and the statement of operations, cash flows and changes in net assets for the period ended September 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the period ended September 30, 2024 and for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the financial statements included in the Annual Report on Form
10-K
for the fiscal year ended March 31, 2024.
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
The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form
10-Q
and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
The following is a summary of significant accounting policies followed by the Trust and the Fund.
2.1.
Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.
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
On March 31, 2024 and September 30, 2024, the value of the bitcoin held by the Fund is categorized as Level 1.

The cost basis of the investment in bitcoin recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of bitcoin at the time of purchase.
2.4.
Fees, Expenses and Realized Gain (Loss)
The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees
and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs.
The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from January 12, 2024 to August 2, 2024, the Sponsor waived the entire Sponsor’s fee on the first $10.00 billion of the Fund’s assets. Prior to the implementation of the waiver, for the one day period January 11, 2024, the Fund accrued the Sponsor fee of 0.19% ($21). For the period April 1, 2024 to September 30, 2024, the Fund accrued the Sponsor’s Fee of $(368,406) less waiver and reimbursement of $245,121, the net Sponsor’s Fee post waiver and reimbursement is $(123,285
)
.
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
There have been no extraordinary or
non-routine
expenses during the periods presented.
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
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2024 and September 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
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
Creation Units will be sold at a
per-Share
offering price that will vary depending on, among other things, the price of bitcoin and the trading price of the Shares on the Cboe BXZ Exchange at the time of the offer. Shares offered at different times may have different offering prices. Prior to the Fund’s launch on January 11, 2024, there was no public market for the Shares.
Changes in the Shares for the quarter from July 1, 2024 to September 30, 2024* are as follows:

	Shares	Amount^
Balance at July 1, 2024	10,150,000	$348,068,049
Creation of Shares	3,050,000	107,983,445
Redemption of Shares	(950,000)	(31,419,769)

Balance at September 30, 2024	12,250,000	$424,631,725

Changes in the Shares for the six months from April 1, 2024 to September 30, 2024* are as follows:

	Shares	Amount^
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	5,850,000	209,726,374
Redemption of Shares	(1,950,000)	(65,718,591)

Balance at September 30, 2024	12,250,000	$424,631,725

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
^	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

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
3.
INVESTMENT IN BITCOIN
The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter July 1, 2024 to September 30, 2024*:

	Quantity in bitcoin	Amount in US$
Balance at July 1, 2024	5,886.9982	$373,054,955
Bitcoin purchased for the creation of Shares	1,768.8331	107,983,297
Bitcoin sold for the redemption of Shares	(550.9655)	(31,419,621)
Principal on bitcoin sales to pay expenses	(1.0170)	(57,689)
Net realized gain (loss) from bitcoin sold for the redemption of shares	—	(1,325,741)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	—	4,121,057

Balance at September 30, 2024	7,103.8488	$452,356,258

The following represents the changes in quantity of bitcoin held and the respective fair value during the six months April 1, 2024 to September 30, 2024*:

	Quantity in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin purchased for the creation of Shares	3,392.8311	209,726,374
Bitcoin sold for the redemption of Shares	(1,130.9639)	(65,718,591)
Principal on bitcoin sales to pay expenses	(1.0170)	(57,689)
Net realized gain (loss) from bitcoin sold for the redemption of shares	—	(1,156,994)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	—	(32,337,968)

Balance at September 30, 2024	7,103.8488	$452,356,258

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
4.
RELATED PARTIES
The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2024, no shares of the Fund were held by a related party.

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
In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses.
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
6.
FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30, 2024*	For the Six Months Ended September 30, 2024*
Net asset value per Share, beginning of period	$36.75	$40.95

Net investment loss (a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in bitcoin	0.18	(4.02)

Net change in net assets from operations (b)	0.17	(4.03)

Net asset value per Share, end of period	$36.92	$36.92

Total return, at net asset value (c)(d)	0.46%	(9.84)%
Ratio to average net assets (e)
Net investment loss	(0.12)%	(0.06)%
Gross expenses	0.19%	0.19%
Net expenses	0.12%	0.06%

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
(a)	Calculated using average Shares outstanding.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

(c)	Percentage is not annualized.
(d)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.

(e)	Annualized.
7.
COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.
8.
INDEMNIFICATION
Under the Trust’s organizational documents, the Sponsor and its shareholders, members, directors, affiliates, officers, employees and subsidiaries are indemnified by the Trust against certain liabilities. The Fund has also agreed to indemnify certain of its other service providers, including the Administrator, the Marketing Agent, the Custodians and the Trustee (including its officers, affiliates, directors, employees, and agents), for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Fund.
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
9.
SUBSEQUENT EVENTS
The Trust and the Fund have evaluated subsequent events through the issuance of the financia
l st
atements and determined that no such events have occurred that require disclosure.

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

The Fund issues Shares only to eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. Individual Shares will not be redeemed by the Fund but the Shares are listed and traded on the Exchange under the ticker symbol “EZBC”. The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

The Fund’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from January 12, 2024 to August 2, 2024, the Sponsor agreed to waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver is equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. For the period from April 1, 2024 to September 30, 2024, the Fund accrued the Sponsor’s Fee of $(368,406) less waiver and reimbursement of $245,121, the net Sponsor’s Fee payable post waiver and reimbursement is $(123,285). In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund.

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

Discussion of Operations (Financing Activities)

On December 15, 2023, Franklin Resources Inc., (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on December 15, 2023. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On January 8, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 29.00000000 bitcoins per Creation Unit (or 0.00058 bitcoins per Share), for a total of 58.00000000 bitcoins (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 58.00000000 bitcoins at the price of $44,973.58 per bitcoin on January 8, 2024. The transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,608,467.81 (an amount representing 58.00000000 bitcoins). The Shares were first listed for trading and the Fund commenced operations on January 11, 2024.The Fund had no operations prior to the commencement of operations of the Fund on January 11, 2024.

Results of Operations

At September 30, 2024, the Custodian held 7,103.8488 bitcoins on behalf of the Fund, with a market value of $452,356,258 (cost: $423,417,042) based on the price of bitcoin (as measured by the Lukka Prime Price) at period end.

For the Three Months Ended September 30, 2024*

For the three months ended September 30, 2024, 3,050,000 Shares were issued in exchange for 1,768.8331 bitcoins and 950,000 Shares were redeemed in exchange for (550.9655) bitcoins. The Fund’s NAV per Share began the period at $36.75 and ended the period at $36.92. The increase in NAV per Share was due to a higher price of bitcoin of $63,677.63 at period end, which represented an increase of 0.49% from $63,369.30 at June 30, 2024.

The change in net assets from operations for the three months ended September 30, 2024 was $2,672,031, which was due to (i) payment of the Sponsor’s Fee of $(192,723), (ii) Less waiver and reimbursement of $69,438, and (iii) a net change in realized gain (loss) from bitcoin sold for redemptions and unrealized appreciation on investment in bitcoin of $2,795,316.

For the Six Months Ended September 30, 2024*

For the six months ended September 30, 2024, 5,850,000 Shares were issued in exchange for 3,392.8311 bitcoins and 1,950,000 Shares were redeemed in exchange for (1,130.9639) bitcoins. The Fund’s NAV per Share began the period at $40.95 and ended the period at $36.92. The decrease in NAV per Share was due to a lower price of bitcoin of $63,677.63 at period end, which represented a decrease of 9.80% from $70,596.99 at March 31, 2024.

The change in net assets from operations for the six months ended September 30, 2024 was $(33,618,247), which was due to (i) payment of the Sponsor’s Fee of $(368,406), (ii) Less waiver and reimbursement of $245,121, and (iii) a net change in realized gain (loss) from bitcoin sold for redemptions and unrealized appreciation on investment in bitcoin of $(33,494,962).

*	No comparative period presented as the Fund commenced operations on January 11, 2024.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs.

The Fund’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. For a period from January 12, 2024 to August 2, 2024, the Sponsor agreed to waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver was equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. For the period April 1, 2024 to September 30, 2024, the Fund accrued the Sponsor’s Fee of $(368,406) less waiver and reimbursement of $245,121, the net Sponsor’s Fee payable post waiver and reimbursement is $(123,285). In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/ or on the Sponsor’s website for the Fund.

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

Off-Balance Sheet Arrangements

At September 30, 2024, the Fund as well as the Trust do not have any off-balance sheet arrangements.

Historical Digital Asset Holdings and Bitcoin Prices

Analysis of Movements in the Price of Bitcoin

As movements in the price of bitcoin are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of bitcoin. Past movements in the bitcoin price are not indicators of future movements.

The following chart shows movements in the price of bitcoin based on the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from July 1, 2024 to September 30, 2024.

The average, high, low and end-of-period bitcoin prices based on the CF Benchmarks Index for the period are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
July 1, 2024 to September 30, 2024	61,025.42	68,853.30	July 31, 2024	53,127.99	August 05, 2024	63,410.65	September 30, 2024

(1)	The end of period bitcoin price is the CME CF Bitcoin Price on the last business day of the period

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Fund. This means that the Sponsor does not sell bitcoin at times when its price is high or acquire bitcoin at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective. The Fund’s assets may not be loaned, pledged or hypothecated or re-hypothecated by any entity, including the Fund, Sponsor, Prime Broker or Bitcoin Custodian. The investment objective of the Fund is to seek to reflect generally the performance of the price of bitcoin before payment of the Fund’s expenses. Fluctuations in the price of bitcoin will affect the value of the Fund’s Shares.

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

Part II. OTHER INFORMATION
Item 1.
Legal Proceedings
From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of November 12, 2024, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.
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
The risks described in our Annual Report on Form
10-K
are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our
b
usiness, financial condition and/or operating results.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 19 Creation Units (comprising 950,000 Shares) during the quarter ended September 30, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2024 – July 31, 2024	—	$—
August 1, 2024 – August 31, 2024	700,000	32.87
September 1, 2024 – September 30, 2024	250,000	33.63
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule
10b5-1
or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
of the Securities Act of 1933) for the three-month period ended September 30, 2024.
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

Franklin Holdings, LLC

Sponsor of the Franklin Templeton Digital Holdings Trust (registrant)

By:	/s/ David Mann
David Mann*
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Matthew Hinkle
Matthew Hinkle*
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: November 12, 2024

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.