Form 10-Q
period 2024-12-31
Franklin Templeton Digital Holdings Trust
filed 2025-02-12
CIK 1992870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The registrant had 13,200,000 outstanding shares as of January 30, 2025.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for bitcoin and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the JOBS Act. For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes- Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

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

2

FRANKLIN BITCOIN ETF
FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST

3

Part I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements of the Trust and the Fund

FRANKLIN BITCOIN ETF
FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
Combined Statements of Assets and Liabilities at December 31, 2024 and March 31, 2024 for Franklin Templeton Digital Holdings Trust	2
Combined Schedules of Investments at December 31, 2024 and March 31, 2024 for Franklin Templeton Digital Holdings Trust	3
Combined Statements of Operations for the three and nine month periods ended December 31, 2024 for Franklin Templeton Digital Holdings Trust	4
Combined Statement of Cash Flows for the nine month period ended December 31, 2024 for Franklin Templeton Digital Holdings Trust	5
Combined Statements of Changes in Net Assets for the three and nine month periods ended December 31, 2024 for Franklin Templeton Digital Holdings Trust	6
Combined Notes to Financial Statements for Franklin Templeton Digital Holdings Trust	7
Statements of Assets and Liabilities at December 31, 2024 and March 31, 2024 for Franklin Bitcoin ETF	14
Schedules of Investments at December 31, 2024 and March 31, 2024 for Franklin Bitcoin ETF	15
Statements of Operations for the three and nine month periods ended December 31, 2024 for Franklin Bitcoin ETF	16
Statement of Cash Flows for the nine month period ended December 31, 2024 for Franklin Bitcoin ETF	17
Statements of Changes in Net Assets for the three and nine month periods ended December 31, 2024 for Franklin Bitcoin ETF	18
Notes to Financial Statements for Franklin Bitcoin ETF	19

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

	December 31, 2024	March 31, 2024
Assets:
Investment in bitcoin, at fair value(a)	$711,865,807	$341,901,126
Total assets	711,865,807	341,901,126
Liabilities:
Sponsor’s fee payable	295,733	21
Total liabilities	295,733	21
Commitments and contingencies (Note 8)
Net assets	$711,570,074	$341,901,105
Shares issued and outstanding(b)	13,150,000	8,350,000
Net asset value per Share	$54.11	$40.95

(a)	Cost of investment in bitcoin: $471,560,931 at December 31, 2024 and $280,623,942 at March 31, 2024.
(b)	No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED SCHEDULES OF INVESTMENTS (Unaudited)

December 31, 2024
	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	7,624.5173	$471,560,931	$711,865,807	100.04%
Total investments		$471,560,931	$711,865,807	100.04%
Less liabilities			(295,733)	(0.04)%
Net assets			$711,570,074	100.00%

March 31, 2024

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	4,842.9986	$280,623,942	$341,901,126	100.00%
Total investments		$280,623,942	$341,901,126	100.00%
Less liabilities			(21)	(0.00)%
Net assets			$341,901,105	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended December 31, 2024*	For the Nine Months Ended December 31, 2024*
Expenses:
Sponsor’s fee	$295,795	$664,201
Less waiver	-	(245,121)
Total expenses	295,795	419,080
Net investment loss	(295,795)	(419,080)
Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	2,814,719	1,657,725
Net change in unrealized appreciation (depreciation) on investment in bitcoin	211,365,660	179,027,692
Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	214,180,379	180,685,417
Net increase (decrease) in net assets resulting from operations	213,884,584	180,266,337
Net increase (decrease) in net assets per Share(a)(b)	$16.75	$15.94

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENT OF CASH FLOWS (Unaudited)

For the Nine Months Ended December 31, 2024*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$180,266,337
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(278,780,084)
Sales of bitcoin	89,500,820
Net realized (gain) loss on investment in bitcoin	(1,657,725)
Net change in unrealized (appreciation) depreciation on investment in bitcoin	(179,027,692)
Change in operating assets and liabilities:
Sponsor’s fees payable	295,712
Net cash provided by (used in) operating activities	$(189,402,632)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$278,780,084
Payments on Shares redeemed	(89,377,452)
Net cash provided by (used in) financing activities	$189,402,632
Cash
Net increase in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three Months Ended December 31, 2024*	For the Nine Months Ended December 31, 2024*
Net assets, beginning of period	$452,290,641	$341,901,105
Net investment loss	(295,795)	(419,080)
Net realized gain (loss) on investment in bitcoin	2,814,719	1,657,725
Net change in unrealized appreciation (depreciation) on investment in bitcoin	211,365,660	179,027,692
Net increase (decrease) in net assets resulting from operations	213,884,584	180,266,337
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	69,053,710	278,780,084
Distributions for Shares redeemed	(23,658,861)	(89,377,452)
Net increase in net assets resulting from capital share transactions	45,394,849	189,402,632
Net assets, end of period	$711,570,074	$711,570,074

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.

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

The combined accompanying financial statements of assets and liabilities and combined schedules of investments at December 31, 2024 and March 31, 2024 and the combined statements of operations, combined statement of cash flows and combined statements of changes in net assets for the period ended December 31, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the period ended December 31, 2024 and March 31, 2024 and for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

The financial statements are presented for the Trust, as the registrant, combined with the Fund. Financial statements for the Fund presented at the series level are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Individual, series-level financial statements for the Fund are presented separately within this report.

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

2.3. Valuation of Bitcoin

The Fund’s financial statements are prepared in accordance GAAP for financial information. Bitcoin is priced at 11:59:59PM ET. With respect to the Fund’s bitcoin holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for bitcoin as of the Fund’s financial statement measurement date.

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

On March 31, 2024 and December 31, 2024, the value of the bitcoin held by the Fund was categorized as Level 1.

The cost basis of the investment in bitcoin recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of bitcoin at the time of purchase.

2.4. Fees, Expenses, and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs. Bitcoin transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of bitcoin are determined on a specific identification basis and recognized in the Combined Statements of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from January 12, 2024 to August 2, 2024, the Sponsor waived the entire Sponsor’s fee on the first $10.0 billion of the Fund’s assets. Prior to the implementation of the waiver, for the one day period January 11, 2024, the Fund accrued the Sponsor fee of 0.19% ($21). For the period April 1, 2024 to December 31, 2024, the Fund accrued the Sponsor’s Fee of $(664,201) less waiver of $245,121, and the net Sponsor’s Fee post waiver was $(419,080).

The Sponsor is not required to pay any extraordinary or non-routine expenses. The Fund will be responsible for the payment of such expenses to the extent of any expenses are incurred. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, bitcoin network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the bitcoin blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Bitcoin Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell bitcoin to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of bitcoin held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell bitcoin to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of bitcoin represented by each Share.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2024 and December 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Fund will create Shares by receiving bitcoin from a third-party that is not the Authorized Participant and the Fund—not the Authorized Participant —is responsible for selecting the third-party to deliver the bitcoin. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the delivery of the bitcoin to the Fund or acting at the direction of the Authorized Participant with respect to the delivery of the bitcoin to the Fund. The Fund will redeem shares by delivering bitcoin to a third-party that is not the Authorized Participant and the Fund—not the Authorized Participant—is responsible for selecting the third-party to receive the bitcoin. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the receipt of the bitcoin from the Fund or acting at the direction of the Authorized Participant with respect to the receipt of the bitcoin from the Fund. The third-party will be unaffiliated with the Fund and the Sponsor.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of bitcoin and the trading price of the Shares on the Cboe BXZ Exchange at the time of the offer. Shares offered at different times may have different offering prices. Prior to the Fund’s launch on January 11, 2024, there was no public market for the Shares.

Changes in the Shares for the quarter from October 1, 2024 to December 31, 2024* are as follows:

	Shares	Amount^
Balance at October 1, 2024	12,250,000	$424,631,725
Creation of Shares	1,500,000	69,053,710
Redemption of Shares	(600,000)	(23,658,861)
Balance at December 31, 2024	13,150,000	$470,026,574

Changes in the Shares for the nine months from April 1, 2024 to December 31, 2024* are as follows:

	Shares	Amount^
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	7,350,000	278,780,084
Redemption of Shares	(2,550,000)	(89,377,452)
Balance at December 31, 2024	13,150,000	$470,026,574

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
^	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued an Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The ASU enhances segment reporting by requiring public companies to disclose additional information about their reportable segments. This includes expanded disclosures on significant segment expenses, segment profit or loss, and specific segment-level information that helps financial statement users better understand the entity's financial performance and resource allocation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Trust and the Fund are in the process of evaluating the impact of this ASU.

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust and the Fund have adopted this new guidance with no material impact on its financial statements and disclosures as the Trust uses fair value as its method of accounting for bitcoin in accordance with its classification as an investment company for accounting purposes.

4. INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter October 1, 2024 to December 31, 2024*:

	Quantity in bitcoin	Amount in US$
Balance at October 1, 2024	7,103.8488	$452,356,258
Bitcoin purchased for the creation of Shares	869.5836	69,053,710
Bitcoin sold for the redemption of Shares	(347.8288)	(23,658,861)
Principal on bitcoin sales to pay expenses	(1.0863)	(65,679)
Net realized gain (loss) from bitcoin sold for the redemption of shares	-	2,814,719
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	211,365,660
Balance at December 31, 2024	7,624.5173	$711,865,807

The following represents the changes in quantity of bitcoin held and the respective fair value during the nine months April 1, 2024 to December 31, 2024*:

	Quantity in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin purchased for the creation of Shares	4,262.4171	278,780,084
Bitcoin sold for the redemption of Shares	(1,478.7943)	(89,377,452)
Principal on bitcoin sales to pay expenses	(2.1041)	(123,368)
Net realized gain (loss) from bitcoin sold for the redemption of shares	-	1,657,725
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	179,027,692
Balance at December 31, 2024	7,624.5173	$711,865,807

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.

5. RELATED PARTIES

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2024, no shares of the Fund were held by a related party.

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

6. CONCENTRATION OF RISK

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

7. FINANCIAL HIGHLIGHTS

	For the Three Months Ended December 31, 2024*	For the Nine Months Ended December 31, 2024*
Net asset value per Share, beginning of period	$36.92	$40.95
Net investment loss(a)	(0.02)	(0.04)
Net realized and unrealized gain (loss) on investment in bitcoin	17.21	13.20
Net change in net assets from operations(b)	17.19	13.16
Net asset value per Share, end of period	$54.11	$54.11
Total return, at net asset value(c)(d)	46.56%	32.14%
Ratio to average net assets(e)
Net investment loss	(0.19)%	(0.12)%
Gross expenses	0.19%	0.19%
Net expenses	0.19%	0.12%

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
(a)	Calculated using average Shares outstanding.
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

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

9. INDEMNIFICATION

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

10. SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

	December 31, 2024	March 31, 2024
Assets:
Investment in bitcoin, at fair value(a)	$711,865,807	$341,901,126
Total assets	711,865,807	341,901,126
Liabilities:
Sponsor’s fee payable	295,733	21
Total liabilities	295,733	21
Commitments and contingencies (Note 8)
Net assets	$711,570,074	$341,901,105
Shares issued and outstanding(b)	13,150,000	8,350,000
Net asset value per Share	$54.11	$40.95

(a)	Cost of investment in bitcoin: $471,560,931 at December 31, 2024 and $280,623,942 at March 31, 2024.
(b)	No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
SCHEDULES OF INVESTMENTS (Unaudited)

December 31, 2024

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	7,624.5173	$471,560,931	$711,865,807	100.04%
Total investments		$471,560,931	$711,865,807	100.04%
Less liabilities			(295,733)	(0.04)%
Net assets			$711,570,074	100.00%

March 31, 2024

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	4,842.9986	$280,623,942	$341,901,126	100.00%
Total investments		$280,623,942	$341,901,126	100.00%
Less liabilities			(21)	(0.00)%
Net assets			$341,901,105	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended December 31, 2024*	For the Nine Months Ended December 31, 2024*
Expenses:
Sponsor’s fee	$295,795	$664,201
Less waiver	-	(245,121)
Total expenses	295,795	419,080
Net investment loss	(295,795)	(419,080)
Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	2,814,719	1,657,725
Net change in unrealized appreciation (depreciation) on investment in bitcoin	211,365,660	179,027,692
Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	214,180,379	180,685,417
Net increase (decrease) in net assets resulting from operations	213,884,584	180,266,337
Net increase (decrease) in net assets per Share(a)(b)	$16.75	$15.94

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
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

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENT OF CASH FLOWS (Unaudited)

For the Nine Months Ended December 31, 2024*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$180,266,337
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(278,780,084)
Sales of bitcoin	89,500,820
Net realized (gain) loss on investment in bitcoin	(1,657,725)
Net change in unrealized (appreciation) depreciation on investment in bitcoin	(179,027,692)
Change in operating assets and liabilities:
Sponsor’s fees payable	295,712
Net cash provided by (used in) operating activities	$(189,402,632)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$278,780,084
Payments on Shares redeemed	(89,377,452)
Net cash provided by (used in) financing activities	$189,402,632
Cash
Net increase in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three Months Ended December 31, 2024*	For the Nine Months Ended December 31, 2024*

Net assets, beginning of period	$452,290,641	$341,901,105
Net investment loss	(295,795)	(419,080)
Net realized gain (loss) on investment in bitcoin	2,814,719	1,657,725
Net change in unrealized appreciation (depreciation) on investment in bitcoin	211,365,660	179,027,692
Net increase (decrease) in net assets resulting from operations	213,884,584	180,266,337
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	69,053,710	278,780,084
Distributions for Shares redeemed	(23,658,861)	(89,377,452)
Net increase in net assets resulting from capital share transactions	45,394,849	189,402,632
Net assets, end of period	$711,570,074	$711,570,074

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.

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

The accompanying financial statements of assets and liabilities and schedules of investments at December 31, 2024 and March 31, 2024 and the statements of operations, statement of cash flows and statements of changes in net assets for the period ended December 31, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the period ended December 31, 2024 and March 31, 2024 and for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

The financial statements are presented for the Trust, as the registrant, combined with the Fund (in a separate section of this report) and for the Fund individually. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

2.3. Valuation of Bitcoin

The Fund’s financial statements are prepared in accordance GAAP for interim financial information. Bitcoin is priced at 11:59:59PM ET. With respect to the Fund’s bitcoin holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for bitcoin as of the Fund’s financial statement measurement date.

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

On March 31, 2024 and December 31, 2024, the value of the bitcoin held by the Fund was categorized as Level 1.

The cost basis of the investment in bitcoin recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of bitcoin at the time of purchase.

2.4. Fees, Expenses, and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs. Bitcoin transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of bitcoin are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from January 12, 2024 to August 2, 2024, the Sponsor waived the entire Sponsor’s fee on the first $10.00 billion of the Fund’s assets. Prior to the implementation of the waiver, for the one day period January 11, 2024, the Fund accrued the Sponsor fee of 0.19% ($21). For the period April 1, 2024 to December 31, 2024, the Fund accrued the Sponsor’s Fee of $(664,201) less waiver of $245,121, and the net Sponsor’s Fee post waiver was $(419,080).

The Sponsor is not required to pay any extraordinary or non-routine expenses. The Fund will be responsible for the payment of such expenses to the extent of any expenses are incurred. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, bitcoin network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the bitcoin blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Bitcoin Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell bitcoin to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of bitcoin held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell bitcoin to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of bitcoin represented by each Share.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2024 and December 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Fund will create Shares by receiving bitcoin from a third-party that is not the Authorized Participant and the Fund—not the Authorized Participant —is responsible for selecting the third-party to deliver the bitcoin. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the delivery of the bitcoin to the Fund or acting at the direction of the Authorized Participant with respect to the delivery of the bitcoin to the Fund. The Fund will redeem shares by delivering bitcoin to a third-party that is not the Authorized Participant and the Fund—not the Authorized Participant—is responsible for selecting the third-party to receive the bitcoin. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the receipt of the bitcoin from the Fund or acting at the direction of the Authorized Participant with respect to the receipt of the bitcoin from the Fund. The third-party will be unaffiliated with the Fund and the Sponsor.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of bitcoin and the trading price of the Shares on the Cboe BXZ Exchange at the time of the offer. Shares offered at different times may have different offering prices. Prior to the Fund’s launch on January 11, 2024, there was no public market for the Shares.

Changes in the Shares for the quarter from October 1, 2024 to December 31, 2024* are as follows:

	Shares	Amount^
Balance at October 1, 2024	12,250,000	$424,631,725
Creation of Shares	1,500,000	69,053,710
Redemption of Shares	(600,000)	(23,658,861)
Balance at December 31, 2024	13,150,000	$470,026,574

Changes in the Shares for the nine months from April 1, 2024 to December 31, 2024* are as follows:

	Shares	Amount^
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	7,350,000	278,780,084
Redemption of Shares	(2,550,000)	(89,377,452)
Balance at December 31, 2024	13,150,000	$470,026,574

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
^	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued an Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The ASU enhances segment reporting by requiring public companies to disclose additional information about their reportable segments. This includes expanded disclosures on significant segment expenses, segment profit or loss, and specific segment-level information that helps financial statement users better understand the entity's financial performance and resource allocation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Trust and the Fund are in the process of evaluating the impact of this ASU.

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust and the Fund have adopted this new guidance with no material impact on its financial statements and disclosures as the Trust uses fair value as its method of accounting for bitcoin in accordance with its classification as an investment company for accounting purposes.

4. INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter October 1, 2024 to December 31, 2024*:

	Quantity in bitcoin	Amount in US$
Balance at October 1, 2024	7,103.8488	$452,356,258
Bitcoin purchased for the creation of Shares	869.5836	69,053,710
Bitcoin sold for the redemption of Shares	(347.8288)	(23,658,861)
Principal on bitcoin sales to pay expenses	(1.0863)	(65,679)
Net realized gain (loss) from bitcoin sold for the redemption of shares	-	2,814,719
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	211,365,660
Balance at December 31, 2024	7,624.5173	$711,865,807

The following represents the changes in quantity of bitcoin held and the respective fair value during the nine months April 1, 2024 to December 31, 2024*:

	Quantity in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin purchased for the creation of Shares	4,262.4171	278,780,084
Bitcoin sold for the redemption of Shares	(1,478.7943)	(89,377,452)
Principal on bitcoin sales to pay expenses	(2.1041)	(123,368)
Net realized gain (loss) from bitcoin sold for the redemption of shares	-	1,657,725
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	179,027,692
Balance at December 31, 2024	7,624.5173	$711,865,807

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.

5. RELATED PARTIES

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2024, no shares of the Fund were held by a related party.

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

6. CONCENTRATION OF RISK

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

7. FINANCIAL HIGHLIGHTS

	For the Three Months Ended December 31, 2024*	For the Nine Months Ended December 31, 2024*

Net asset value per Share, beginning of period	$36.92	$40.95
Net investment loss(a)	(0.02)	(0.04)
Net realized and unrealized gain (loss) on investment in bitcoin	17.21	13.20
Net change in net assets from operations(b)	17.19	13.16
Net asset value per Share, end of period	$54.11	$54.11
Total return, at net asset value(c)(d)	46.56%	32.14%
Ratio to average net assets(e)
Net investment loss	(0.19)%	(0.12)%
Gross expenses	0.19%	0.19%
Net expenses	0.19%	0.12%

*	No comparative period presented as the Fund’s operations commenced on January 11, 2024.
(a)	Calculated using average Shares outstanding.
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

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

9. INDEMNIFICATION

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

10. SUBSEQUENT EVENTS

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from January 12, 2024 to August 2, 2024, the Sponsor agreed to waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver is equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. For the period from April 1, 2024 to December 31, 2024, the Fund accrued the Sponsor’s Fee of $(664,201) less waiver of $245,121, and the net Sponsor’s Fee payable post waiver was $(419,080). In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund.

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

Results of Operations

At December 31, 2024, the Bitcoin Custodian held 7,624.5173 bitcoins on behalf of the Fund, with a market value of $711,865,807 (cost: $471,560,931) based on the price of bitcoin (as measured by the Lukka Prime Price) at period end.

For the Three Months Ended December 31, 2024*

For the three months ended December 31, 2024, 1,500,000 Shares were issued in exchange for 869.5836 bitcoins and (600,000) Shares were redeemed in exchange for (347.8288) bitcoins. The Fund’s NAV per Share began the period at $36.92 and ended the period at $54.11. The 46.56% increase in the Fund's NAV from $36.92 at September 30, 2024 to $54.11 at December 31, 2024 is directly related to the 46.62% increase in the price of bitcoin. The Fund's NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor's fee, which was $(295,795) for the quarter.

Net realized and unrealized gain on investment in bitcoin for the three months ended December 31, 2024, was approximately $214,180,379 which includes a realized gain of $927 on the sale of bitcoin to pay the Sponsor Fee, net realized gain on investment in bitcoin sold for redemptions of $2,813,792 and net change in unrealized appreciation on investment in bitcoin of approximately $211,365,660. Net realized and unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $63,677.63 per unit as of September 30, 2024 to $93,365.36 per unit as of December 31, 2024. Net increase in net assets resulting from operations was approximately $213,884,584 for the three months ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in bitcoin of $214,180,379, offset by the Sponsor Fee of $(295,795). Net assets increased to approximately $711,570,074 on December 31, 2024. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation and net capital share transactions of approximately of $45,394,849.

For the Nine Months Ended December 31, 2024*

For the nine months ended December 31, 2024, 7,350,000 Shares were issued in exchange for 4,262.4171 bitcoins and (2,550,000) Shares were redeemed in exchange for (1,478.7943) bitcoins. The Fund’s NAV per Share began the period at $40.95 and ended the period at $54.11. The 32.14% increase in the Fund's NAV from $40.95 at March 31, 2024 to $54.11 at December 31, 2024 is directly related to the 32.25% increase in the price of bitcoin. The Fund's NAV increased slightly less than the price of bitcoin on a percentage basis due to the net Sponsor's fee post waiver, which was $(419,080) for the period.

Net realized and unrealized gain on investment in bitcoin for the nine months ended December 31, 2024, was approximately $180,685,417 which includes a realized loss of $(1,920) on the sale of bitcoin to pay the Sponsor Fee, net realized gain on investment in bitcoin sold for redemption of $1,659,645 and net change in unrealized appreciation on investment in bitcoin of approximately $179,027,692. Net realized and unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $70,596.99 per unit as of March 31, 2024 to $93,365.36 per unit as of December 31, 2024. Net increase in net assets resulting from operations was approximately $180,266,337 for the nine months ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in bitcoin of $180,685,417, offset by the net Sponsor's fee post waiver of $(419,080). Net assets increased to approximately $711,570,074 on December 31, 2024. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation and net capital share transactions of approximately $189,402,632.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. For a period from January 12, 2024 to August 2, 2024, the Sponsor agreed to waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver was equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. For the period April 1, 2024 to December 31, 2024, the Fund accrued the Sponsor’s Fee of $(664,201) less waiver of $245,121 and the net Sponsor’s Fee payable post waiver was $(419,080) for that period. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/ or on the Sponsor’s website for the Fund.

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

Off-Balance Sheet Arrangements

At December 31, 2024, the Fund as well as the Trust do not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Bitcoin

As movements in the price of bitcoin are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of bitcoin. Past movements in the bitcoin price are not indicators of future movements.

The following chart shows movements in the price of bitcoin based on the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from October 1, 2024 to December 31, 2024.

The average, high, low and end-of-period bitcoin prices based on the CF Benchmarks Index for the period are as below:

Period	Average	High	Date	Low	Date	End of period (1)	Last business day
October 1, 2024 to December 31, 2024	83,015.23	106,514.96	December 17, 2024	59,491.82	October 10, 2024	93,730.35	December 31, 2024

(1)	The end of period bitcoin price is the CME CF Benchmarks Price on the last business day of the period

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded as of the end of the period covered by this report on Form 10-Q that the disclosure controls and procedures of the Trust operated effectively at reasonable assurance levels.

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

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Fund's disclosure controls and procedures, and have concluded as of the end of the period covered by this report on Form 10-Q that the disclosure controls and procedures of the Fund operated effectively at reasonable assurance levels.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of February 12, 2025, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)     None.

b)     Not applicable.

c)     The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 12 Creation Units (comprising 600,000 Shares) during the quarter ended December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share

October 1, 2024 – October 31, 2024	-	$-
November 1, 2024 – November 30, 2024	600,000	39.43
December 1, 2024 – December 31, 2024	-	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2024.

Item 6. Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

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

 Date: February 12, 2025

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.