Form 10-K
period 2025-03-31
Franklin Templeton Digital Holdings Trust
filed 2025-06-30
CIK 1992870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2025.

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

As of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares held by non-affiliates of the registrant was $451,045,000, based upon the last reported sales price for such date on the Cboe BZX Exchange, Inc.

The registrant had 8,700,000 outstanding shares as of June 3, 2025.

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

The Fund seeks to reflect generally the performance of the price of bitcoin. The Fund seeks to reflect such performance before payment of the Fund’s expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in bitcoin relative to acquiring, holding and trading bitcoin directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in bitcoin by providing an investment with a value that reflects the price of the bitcoin owned by the Fund at such time, less the Fund’s expenses. The Fund is not a proxy for a direct investment in bitcoin. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in bitcoin.

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

Investment Objective

The Fund seeks to reflect generally the performance of the price of bitcoin before payment of the Fund’s expenses. The Shares are intended to offer a convenient means of making an investment similar to an investment in bitcoin relative to acquiring, holding and trading bitcoin directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in bitcoin by providing an investment with a value that reflects the price of the bitcoin owned by the Fund at such time, less the Fund’s expenses. The Fund is not a proxy for a direct investment in bitcoin. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in bitcoin. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Fund. This means that the Sponsor does not sell bitcoin at times when its price is high or acquire bitcoin at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

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

The CF Benchmarks Index employed by the Fund is calculated on each Business Day by aggregating the notional value of bitcoin trading activity across major bitcoin spot exchanges. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK Benchmark Regulations (“BMR”). The administrator of the CF Benchmarks Index is CF Benchmarks Ltd. (the “Index Administrator”), a UK incorporated company, authorized and regulated by the Financial Conduct Authority (“FCA”) of the UK as a Benchmark Administrator, under UK BMR. The CF Benchmarks Index serves as a once-a-day benchmark rate of the U.S. dollar price of bitcoin (USD/BTC), calculated as of 4:00 p.m. ET. The CF Benchmarks Index aggregates the trade flow of several bitcoin exchange platforms, during an observation window between 3:00 p.m. and 4:00 p.m. ET into the U.S. dollar price of one bitcoin at 4:00 p.m. ET. Specifically, the CF Benchmarks Index is calculated based on the “Relevant Transactions” (as defined below) of all of its constituent bitcoin exchanges, which were , as of March 31, 2025 Bitstamp, Coinbase, itBit, Kraken, Gemini, LMAX Digital, Bullish Exchange and Crypto.com (the “Constituent Platforms”), and which may change from time to time, as follows:

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund sells bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from January 12, 2024, to August 2, 2024, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. Prior to the implementation of the waiver, for the one day period January 11, 2024, the Fund accrued the Sponsor fee of 0.29% ($21). Fees accrued for the fiscal year ended March 31, 2025 were ($720,559) after waiver. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund.

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

Creation and Redemption of Shares

The Fund creates and redeems Shares on a continuous basis but only in Creation Units consisting of 50,000 Shares or multiples thereof. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders. The Fund will engage in bitcoin transactions for converting cash into bitcoin (in association with purchase orders) and bitcoin into cash (in association with redemption orders). The Fund will conduct its bitcoin purchase and sale transactions by, in its sole discretion, choosing to trade directly with third parties (each, a “Bitcoin Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Bitcoin Trading Counterparties and the Fund, or choosing to trade through the Prime Broker acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Broker Agreement. A Bitcoin Trading Counterparty may be an affiliate of an Authorized Participant. As of March 31, 2025, in addition to the Prime Broker described above, the Trust on behalf of the Fund had entered into a Master Purchase and Sale Agreement for Digital Assets (the “Master Agreement”) with JSCT, LLC (“Jane Street”) and a Liquidity Provider Agreement with Virtu Financial Singapore Pte., Ltd. (“Virtu”) to allow the Fund to enter into spot purchase or sale transactions in bitcoin on a principal to principal basis. Additional Bitcoin Trading Counterparties may be added from time to time, subject to the discretion of the Sponsor. Jane Street is under common control and ownership with Jane Street Capital, LLC, which serves as an Authorized Participant of the Fund as of the date of this report.

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

On the date of the purchase order, the Fund chooses, in its sole discretion, to enter into a transaction with a Bitcoin Trading Counterparty or the Prime Broker to buy bitcoin in exchange for the cash proceeds from such purchase order. For settlement of a creation (which is generally expected to be the trade date plus one (T+1) Business Day), the Fund delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. Meanwhile, the Bitcoin Trading Counterparty or Prime Broker, as applicable, delivers the required bitcoin pursuant to its trade with the Fund into the Fund’s Trading Balance with the Prime Broker in exchange for cash. In the event the Fund has not been able to successfully execute and complete settlement of a bitcoin transaction by the settlement date of the purchase order, the settlement date may be delayed. With respect to a purchase order, as between the Fund and the Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the bitcoin price utilized in calculating NAV on the trade date and the price at which the Fund acquires the bitcoin to the extent the price realized in buying the bitcoin is higher than the bitcoin price utilized in the NAV. To the extent the price realized in buying the bitcoin is lower than the price utilized in the NAV, the Authorized Participant shall keep the dollar impact of any such difference.

Whether the purchase of bitcoin was entered into with a Bitcoin Trading Counterparty or via the Prime Broker, such party delivers bitcoin related to such transaction to the Fund’s Trading Balance. This transfer is an “off-chain” transaction that is recorded in the books and records of the Prime Broker.

Because the Fund’s Trading Balance may not be funded with cash on the trade date for the purchase of bitcoin associated with the purchase order, the Fund may borrow Trade Credits in the form of cash from the Trade Credit Lender pursuant to the Trade Financing Agreement or may require the Authorized Participant to deliver the required cash for the purchase order on the trade date. The extension of Trade Credits on the trade date allows the Fund to purchase bitcoin through the Prime Broker on the trade date, with such bitcoin being deposited in the Fund’s Trading Balance. For settlement of a creation, the Fund delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. To the extent Trade Credits were utilized, the Fund uses the cash to repay the Trade Credits borrowed from the Trade Credit Lender. Any financing fee owed to the Trade Credit Lender is deemed part of trade execution costs and embedded in the trade price for each transaction. Any trade financing fees incurred in connection with the creation of Creation Units are borne by the Authorized Participant.

Upon the deposit by the Bitcoin Trading Counterparty or the Prime Broker of the corresponding amount of bitcoin with the Fund’s account at the Prime Broker, and the payment of the applicable transaction fee, Custody Transaction Costs, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Transfer Agent will deliver the appropriate number of Creation Units to the DTC account of the depositing Authorized Participant. As of March 31, 2025, Citadel Securities LLC, Goldman Sachs & Co. LLC, Jane Street Capital, LLC, J.P. Morgan Securities LLC, and Virtu Americas LLC have each executed an Authorized Participant Agreement.  Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

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

On the date of the redemption order, the Fund may choose, in its sole discretion, to enter into a transaction with a Bitcoin Trading Counterparty or the Prime Broker, to sell bitcoin in exchange for cash. Also, on the date of the redemption order, the Fund instructs the Bitcoin Custodian to prepare to move the associated bitcoin from the Fund’s Vault Balance with the Bitcoin Custodian to the Fund’s Trading Balance with the Prime Broker. For settlement of a redemption (which is generally expected to be the trade date plus one (T+1) Business Day), the Authorized Participant delivers the necessary Shares to the Fund, a Bitcoin Trading Counterparty or the Prime Broker, as applicable, delivers the cash to the Fund associated with the Fund’s sale of bitcoin, bitcoin is delivered to the Bitcoin Trading Counterparty’s account at the Prime Broker or directly to the Prime Broker, as applicable, and the Fund delivers cash to the Authorized Participant. In the event the Fund has not been able to successfully execute and complete settlement of a bitcoin transaction by the settlement date of the redemption order, the settlement date may be delayed. With respect to a redemption order, between the Fund and the Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the bitcoin price utilized in calculating the NAV on the trade date and the price realized in selling the bitcoin to raise the cash needed for the cash redemption order to the extent the price realized in selling the bitcoin is lower than the bitcoin price utilized in the NAV. To the extent the price realized from selling the bitcoin is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

The transfers of bitcoin from the Fund’s Trading Balance to the Bitcoin Trading Counterparty’s account at the Prime Broker or to the Prime Broker is an “off-chain” transaction that is recorded in the books and records of the Prime Broker.

The Fund’s Trading Balance with the Prime Broker may not be funded with bitcoin on the trade date for the sale of bitcoin in connection with the redemption order, when bitcoin remains in the Fund’s Vault Balance with the Bitcoin Custodian at the point of intended execution of a sale of bitcoin. In those circumstances the Fund may borrow Trade Credits in the form of bitcoin from the Trade Credit Lender, which allows the Fund to sell bitcoin through the Prime Broker on the trade date, and the cash proceeds are deposited in the Fund’s Trading Balance with the Prime Broker. For settlement of a redemption where Trade Credits were utilized, the Fund delivers cash to the Authorized Participant in exchange for Shares received from the Authorized Participant. In the event Trade Credits were used, the Fund will use the bitcoin moved from the Fund’s Vault Balance with the Bitcoin Custodian to the Trading Balance with the Prime Broker to repay the Trade Credits borrowed from the Trade Credit Lender. Any trade financing fees incurred in connection with the redemption of Creation Units are borne by the Authorized Participant.

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

The Sponsor maintains a public website on behalf of the Fund, containing information about the Fund and the Shares, including the Fund's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Act, which can be access free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Fund’s website is https://www.franklintempleton.com/investments/options/exchange-traded-funds/products/39639/SINGLCLASS/franklin-bitcoin-etf/EZBC. The information on the Fund's website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC's EDGAR database at www.sec.gov.

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

The Trust retains audit rights with respect to the verification of the Fund’s bitcoin. Specifically, all copies of records of Coinbase Custody are at all times during its regular business hours open for inspection and use by duly authorized officers, employees or agents of the Trust. In addition, the Bitcoin Custodian provides twice per calendar year the Trust with a copy of its Service Organizational Control (SOC) 1 and 2 reports prepared in accordance with the requirements of AT section 801, Reporting on Controls at a Service Organization or other information necessary to verify that satisfactory internal control systems and procedures are in place. The Bitcoin Custodian’s internal audit team performs periodic internal audits over custody operations, and the Bitcoin Custodian has represented that SOC attestations covering private key management controls are also performed on the Bitcoin Custodian by an external provider.

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

The Bitcoin Custodian Agreement forms a part of the Prime Broker Agreement, and is subject to the termination provisions in the Prime Broker Agreement. If the Bitcoin Custodian closes the Fund’s custodial account or terminates the Fund’s use of the custodial services, the Fund is permitted to withdraw bitcoin associated with the Fund’s custodial account for a period of up to ninety days following the date of deactivation or cancellation to the extent not prohibited (i) under applicable law, including applicable sanctions programs, or (ii) by a facially valid subpoena, court order, or binding order of a government authority. The Bitcoin Custodian may not, directly or indirectly, lend, pledge, hypothecate or re-hypothecate any Fund assets in the Vault Balance and no Coinbase Entity may sell, transfer, loan, rehypothecate or otherwise alienate the Fund’s assets credited to Fund’s Trading Balance unless instructed by Client. The Vault Balance and Trading Balance are subject to the lien to secure outstanding Trade Credits in favor of the Trade Credit Lender.

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

The Prime Broker holds Fund cash credited to the Trading Balance in one of three ways: (i) in one or more omnibus accounts in Prime Broker’s name for the benefit of customers at one or more U.S. insured depository institutions (each, an “FBO account”); (ii) with respect to US dollars, liquid investments, which may include but are not limited to U.S. treasuries and Money Market Funds, in accordance with state money transmitter laws and (iii) in Prime Broker’s omnibus accounts at Connected Trading Venues. The Prime Broker will title the FBO accounts it maintains with U.S. depository institutions and maintain records of Fund’s interest in a manner designed to enable receipt of Federal Deposit Insurance Corporation (“FDIC”) deposit insurance, where applicable and up to the deposit insurance limits applicable under FDIC regulations and guidance, on Fund cash for the Fund’s benefit on a pass through basis. The Prime Broker does not guarantee that pass-through FDIC deposit insurance will apply to Fund cash, since such insurance is dependent in part on compliance of the depository institutions. The Prime Broker may also title its accounts at some or all Connected Trading Venues and maintain records of Fund interests in those accounts in a manner consistent with FDIC requirements for pass through deposit insurance, but availability of pass-through deposit insurance, up to the deposit insurance limits applicable under FDIC regulations and guidance, is also dependent on the actions of the Connected Trading Venues and any depository institutions they use, which may not be structured to provide pass-through deposit insurance. FDIC insurance applies to cash deposits at banks and other insured depository institutions in the event of a failure of that institution, and does not apply to the Prime Broker Entity or to any digital asset held by a Prime Broker on Fund’s behalf.

To the extent the Fund sells bitcoin through the Prime Broker, the Fund’s orders will be executed at Connected Trading Venues that have been approved in accordance with the Prime Broker’s due diligence and risk assessment process. The Prime Broker has represented that its due diligence on Connected Trading Venues include reviews conducted by the legal, compliance, security, privacy and finance and credit-risk teams. The Connected Trading Venues, which are subject to change from time to time, as of March 31, 2025 include Bitstamp, LMAX, Kraken, the exchange operated by the Prime Broker, as well as four additional non-bank market makers (“NBMMs”).

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

authorized participants

Creation Units are created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in DTC, and have entered into an agreement with the Sponsor and Administrator (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Creation Units and for the delivery of cash in connection with such creations or redemptions. As of March 31, 2025, Citadel Securities LLC, Goldman Sachs & Co. LLC, Jane Street Capital, LLC, J.P. Morgan Securities LLC, and Virtu Americas LLC have each executed an Authorized Participant Agreement and are the only Authorized Participants. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. See “Creations and Redemptions” for more details.

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

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by similar events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny increased in response to these events, and could further increase in response to similar events in the future, including federal as well as state regulators and authorities.

The price of some digital assets, including bitcoin, has risen following the election of Donald Trump as president of the United States. Industry participants generally expect the administration to continue to take a constructive approach toward the digital assets industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity and certainty for emerging technologies, including blockchain technology and digital assets, thereby fostering their development. Similarly, the digital assets industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. To the extent market expectations about future activity by the administration or Congress lead digital asset prices and valuations to increase, there can be no assurance such expectations will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump's election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide greater regulatory clarity and certainty for blockchain technology and digital assets, such as through promulgating a regulatory framework governing the issuance and operation of digital assets that meets industry expectations, could lead to a decline in digital assets prices, including bitcoin. Such a decline could cause a decline in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

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

Digital assets such as bitcoin were only introduced within the past 16 years, and the value of the Shares is subject to a number of factors over time relating to the capabilities and development of blockchain technologies over time, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity.

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

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2019, bitcoin transaction fees have increased from $0.18 per bitcoin transaction, on average, to a high of $60.95 per transaction, on average, on April 20, 2021. As of December 31, 2023, bitcoin transaction fees were $4.45 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for bitcoin (e.g., micropayments), and could reduce demand for, and the price of, bitcoin, which could adversely impact the value of the Shares. In May 2023, events related to the adoption of ordinals, which are a means of inscribing digital content on the bitcoin blockchain, caused transaction fees to temporarily spike above $30 per transaction. As of March 31, 2025, bitcoin transaction fees were $1.27 per transaction, on average.

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

•
Currently, the reward earned by miners for mining a block on the Bitcoin network is 6.25 bitcoins. This reward size is reduced by 50% every 210,000 blocks, which occurs roughly every 4 years. The most recent reward halving event occurred in April 2024 at which time the reward earned per block will fall to 3.125 bitcoins. The reduction in mining rewards of bitcoin, could be inadequate to incentivize miners to continue to perform mining activities, thereby jeopardizing the security of the Bitcoin network, which could harm the value of the Shares.

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

Risks related to exchange bankruptcy, failure or closure, including as a result of criminal fraud, cyber attacks or other security breaches. In addition, over the past several years, some digital asset exchanges have been closed, including due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset exchanges were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges. While, generally speaking, smaller digital asset exchanges are less likely to have the infrastructure and capitalization that make larger digital asset exchanges more stable, larger digital asset exchanges are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset exchanges could be subject to abrupt failure with consequences for both users of digital asset exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other exchanges from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset exchange. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset exchanges, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX.

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

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of March 31, 2025 , bitcoin was the largest digital asset by market capitalization and had the largest combined mining power. Despite this first to market advantage, as of March 31, 2025 , there were 10,000 alternative digital assets tracked by CoinGecko.com, having a total market capitalization of approximately $2.8 trillion (including the approximately $1.6 trillion market capitalization of bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contract platforms rather than open platforms like the Bitcoin network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Ethereum, Solana, Avalanche, Polkadot, or Cardano, could have a negative impact on the demand for, and price of, bitcoin and thereby adversely affect the value of the Shares.

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

The Fund and the Sponsor face significant competition with respect to the development and launch of competing investment products that could have a detrimental effect on the Fund’s ability to achieve scale. The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. In January 2024, the SEC approved several spot bitcoin exchange-traded products and many or all of such products, including the Fund, could fail to retain acquired assets due to competition and/or market conditions. The Fund’s ability to attract assets could be impaired to the extent the Fund’s competitors have a lower expense ratio than the Fund.

In addition, the Fund competes with direct investments in bitcoin, bitcoin futures-based products, other digital assets and other potential financial vehicles, possibly including securities backed by or linked to digital assets and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Fund’s control, may make it more attractive to invest directly or in other vehicles, which could adversely affect the performance of the Fund.

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

The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Fund.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in bitcoin under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for bitcoin may be unable to demonstrate compliance with such requirements. While compliance with these requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities laws and rules. Only certain Authorized Participants, at present, have the ability to also, through their affiliates, support in-kind creation and redemption activity.

Cboe BZX Exchange is seeking In-Kind Regulatory Approval, to amend its listing rules to permit the Fund to create and redeem Shares through in-kind creations and redemptions, in which Authorized Participants or their designees would deposit bitcoin directly with the Fund or receive ether directly from the Fund. However, there can be no assurance as to when Cboe BZX Exchange will obtain this approval, if at all.

Even in-kind creations and redemptions are approved, the Fund’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial.

To the knowledge of the Sponsor, exchange-traded products for all spot-market commodities other than digital assets, such as gold and silver, employ in-kind creations and redemptions with the underlying asset. The Sponsor believes that it is generally more efficient, and therefore less costly, for spot commodity exchange-traded products to utilize in-kind orders rather than cash orders, because there are fewer steps in the process and therefore there is less operational risk involved when an authorized participant can manage the buying and selling of the underlying asset itself, rather than depend on an unaffiliated party such as the issuer or sponsor of the exchange-traded product. As such, a spot commodity exchange-traded product that only employs cash creations and redemptions and does not permit in-kind creations and redemptions is a relatively novel product, and could be impacted by any resulting operational inefficiencies. See “The Fund's use of cash creations and redemptions, in contrast to other types of exchange-traded products that transact in-kind, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of bitcoin and, as a result, the price of the Shares may fall or otherwise diverge from NAV.”

Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders, the unavailability of Bitcoin Trading Counterparties or the Prime Execution Agent’s services, or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Fund’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences.

Further, there can be no assurance that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Fund and the value of the Shares.

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

On March 22, 2023, the Prime Broker and its parent (such parent, “Coinbase Global” and together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. On February 27, 2025, the SEC announced that it had filed a joint stipulation with Coinbase Inc. and Coinbase Global Inc. to dismiss the ongoing civil enforcement action against the two entities. The SEC’s complaint against the Relevant Coinbase Entities does not allege that bitcoin is a security nor does it allege that Coinbase Inc.’s activities involving bitcoin caused the alleged registration violations, and the Bitcoin Custodian was not named as a defendant. In the event of any future SEC or other governmental, regulatory or other enforcement action or litigation, Coinbase Inc., as Prime Broker, could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide services to the Fund could be affected. If the Prime Broker were to be required, or choose as a result of a regulatory action or litigation, to restrict or curtail the services it offers, it could negatively affect the Fund’s ability to operate or process creations or redemptions of Creation Units, which could force the Fund to liquidate or adversely affect the price of the Shares. While the Bitcoin Custodian was not named in the complaint, if Coinbase Global, as the parent of the Bitcoin Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Fund, or its financial condition is negatively affected, it could negatively affect the Fund’s ability to operate.

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

US federal and state regulators have issued reports and releases concerning crypto assets, including Bitcoin and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. We cannot predict how these and other related events will affect us or the crypto asset business.

President Trump has issued executive orders addressing the administration's intention to establish a comprehensive digital assets regulatory framework. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, CFTC, or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin held by the Fund specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Fund and the Shares.

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

For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $100 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s promoters underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security. Recent filings indicate the parties have agreed to settlement terms with respect to the enforcement proceeding.

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

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA passed the European Parliament in 2023 and applies from 2024.

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

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Bitcoin blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Bitcoin network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. On October 19, 2023, FinCEN published a proposed rulemaking under authorities in Section 311 of the USA PATRIOT Act that would impose requirements on financial institutions that engage in CVC transactions that involve CVC mixing within or involving a jurisdiction outside the United States. FinCEN's rulemaking states that CVC mixing transactions can play a central role in facilitating the laundering of CVC derived from a variety of illicit activity, and are frequently used by criminals and state actors to facilitate a range of illicit activity, including, but not limited to, money  laundering, sanctions evasion and weapons of mass destruction proliferation. Given that the Bitcoin network is global and anyone can engage in transactions using bitcoin, it is not inconceivable that bad actors, such as those subject to sanctions, could seek to do so. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset exchanges. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Fund, the Sponsor or another Fund service provider were to transact with a sanctioned entity, the Fund, the Sponsor or service provider would be at risk of potential criminal or civil lawsuits or liability.

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

The SEC has taken steps to interpret its existing authorities as covering various digital asset activities. For example, the SEC has previously proposed amendments to the custody rules under Rule 206(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 206(4)-2 to cover all digital assets, including bitcoin, and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including bitcoin. The Sponsor is studying the impact that such amendments may have on the Fund and its arrangements with the Bitcoin Custodian and Prime Broker. It is possible that such amendments, if adopted, could prevent the Bitcoin Custodian and Prime Broker from serving as service providers to the Fund, or require potentially significant modifications to existing arrangements under the Custody Agreement and Prime Broker Agreement, which could cause the Fund to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the Bitcoin Custodian and Prime Broker currently play, the Fund’s operations (including in relation to creations and redemptions of Creation Units and the holding of bitcoin) could be negatively affected, the Fund could be terminated (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Fund could be affected. It is also possible that a new Administration and Congress in the United States propose new laws and regulations related to digital assets.

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

The Global Corporate Continuity Program is generally overseen by the Business Recovery Governance Committee (“BRGC”). BRGC has developed certain policies and principles in implementing the program. The executive officers of the Sponsor perform certain functions with respect to the Trust and the Fund that, if the Trust or the Fund had directors or executive officers, would typically be performed by them, including receiving reports from the BRGC regarding the Global Corporate Continuity Program. In line with the Global Corporate Continuity Program, the Sponsor or its delegate: (1) regularly conducts a business impact analysis; (2) develops, exercises and maintains a viable and actionable Business Continuity Plan specifically tailored to the Sponsor in light of the nature and scope of its business; and (3) completes annual testing of the Business Continuity Plan. Material exceptions to this policy and risk events and related mitigation/corrective measures are reported to the Sponsor’s Governance Oversight Committee. As appropriate, the Sponsor or its delegate will coordinate with FRI’s relevant risk management and disaster recovery-related committees to review risk monitoring and mitigation strategies as contemplated under the Global Corporate Continuity Program at least annually, and more often if there are significant internal or external changes affecting these risks as pertains to the Sponsor’s business and its Business Continuity Plan.

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

Assessment of Cybersecurity Risks

As of March 31, 2025, cybersecurity risks have not materially affected the Trust or the Fund’s ability to achieve its investment objective, results of operations or financial condition. However, future incidents could have a material impact on our ability to achieve the investment objective, results of operations, or financial condition.

Item 2.
 Properties

None.

Item 3.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of June 27, 2025, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

Item 4.
 Mine Safety Disclosures

Not applicable.

Item 5.
 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a)
Franklin Bitcoin ETF Shares are listed on the Cboe BZX Exchange under the symbol “EZBC” and have been listed since January 11, 2024. As of March 31, 2025, there were approximately 77 DTC participating shareholders of record of the Trust. Because most of the Trust's Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 102 Creation Units (comprising 5,100,000 Shares) during the quarter ended March 31, 2025. The following table summarizes the redemptions by the Authorized Participants during the period:

Period	Total Shares of Redeemed	Average Price per Share

January 1, 2025 - January 31, 2025	250,000	$55.04
February 1, 2025 - February 28, 2025	2,500,000	52.04
March 1, 2025 - March 31, 2025	2,350,000	49.12

Item 6.
 [Reserved]

Item 7.
 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust and the Fund, included elsewhere in this annual report on Form 10-K.

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

The Fund seeks to reflect generally the performance of the price of bitcoin before payment of the Fund's expenses. The Shares are intended to offer a convenient means of making an investment similar to an investment in bitcoin relative to acquiring, holding and trading bitcoin directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in bitcoin by providing an investment with a value that reflects the price of the bitcoin owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in bitcoin. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in bitcoin. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Fund.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from January 12, 2024 to August 2, 2024, the Sponsor waived a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. Prior to the implementation of the waiver, for the one day period January 11, 2024, the Fund accrued the Sponsor fee of 0.29% ($21). Fees accrued for the fiscal year ended March 31, 2025 were ($720,559) after waiver. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund.

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

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Trust’s bitcoin using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s bitcoins are carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of bitcoin based on the price provided by the bitcoin market that the Trust considers its “principal market” as of 11:59:59 PM, ET on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share.”

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

Critical Accounting Policies

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

At March 31, 2025, the Custodian held 4,956.3464 bitcoins on behalf of the Fund, with a market value of $411,158,674 (cost: $313,983,408) based on the Principal Market Price at year end.

For the Year Ended March 31, 2025

For the year ended March 31, 2025, 7,850,000 Shares were issued in exchange for 4,552.1726 of bitcoin and 7,650,000 Shares were redeemed in exchange for 4,433.6498 of bitcoin. The Fund’s NAV per Share began the year at $40.95 and ended the year at $48.05. The 17.34% increase in the Fund’s NAV from $40.95 at March 31, 2024 to $48.05 at March 31, 2025 is directly related to the 17.51% increase in the price of bitcoin. The Fund’s NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor’s fee less waiver of $720,559 for the year.

Net realized and unrealized gain on investment in bitcoin for the year ended March 31, 2025, was approximately $109,872,131 which includes a realized gain of $102,547 on the sale of bitcoin to pay the Sponsor Fee, net realized gain on investment in bitcoin sold for redemptions of $73,871,502 and net change in unrealized depreciation on investment in bitcoin of approximately $35,898,082. Net realized and unrealized gain on investment in bitcoin for the year was driven by bitcoin price appreciation from $70,596.99 per unit as of March 31, 2024 to $82,956.00 per unit as of March 31, 2025. Net increase in net assets resulting from operations was approximately $109,151,572 for the year ended March 31, 2025, which consisted of the net realized and unrealized gain on investment in bitcoin of $109,872,131, offset by the Sponsor Fee less waiver of $720,559. Net assets increased to approximately $410,857,343 on March 31, 2025. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation and net capital share transactions of approximately of $40,195,334.

For the Period January 11, 2024 (Commencement of operations) to March 31, 2024

At March 31, 2024, the Custodian held 4,842.9986 of bitcoin on behalf of the Fund, with a market value of $341,901,126 (cost: $280,623,942) based on the Principal Market Price at period end.

For the period January 11, 2024 (Commencement of operations) to March 31, 2024, 8,250,000 Shares were issued in exchange for 4,784.9986 of bitcoin and no Shares were redeemed. The Fund’s NAV per Share began the period at $26.65 and ended the period at $40.95. The increase in NAV per Share was due to a higher price of bitcoin of $70,596.99 at period end, which represented an increase of 53.62% from $45,956.16 at January 11, 2024.

The change in net assets from operations for the period January 11, 2024 (Commencement of operations) to March 31, 2024 was $61,220,174, which was due to (i) the Sponsor’s Fee of $54,280, (ii) Less waiver and reimbursement $54,259 and (iii) a net change in unrealized appreciation on investment in bitcoin of $61,220,195.

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

 The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. For a period from January 12, 2024 to August 2, 2024, the Sponsor waived a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. Prior to the implementation of the waiver, for the one day period January 11, 2024, the Fund accrued the Sponsor fee of 0.29% ($21). Fees accrued for the fiscal year ended March 31, 2025 were ($720,559) after waiver. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund.

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

Off-Balance Sheet Arrangements

At March 31, 2025 and 2024, the Fund as well as the Trust do not have any off-balance sheet arrangements.

Historical Bitcoin Prices

Analysis of Movements in the Price of Bitcoin

As movements in the price of bitcoin are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of bitcoin. Past movements in the bitcoin price are not indicators of future movements.

The following chart shows movements in the price of bitcoin based on the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from April 1, 2024 to March 31, 2025.

 The average, high, low and end-of-period bitcoin prices based on the CME CF Bitcoin Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period (1)	Last business day
April 1, 2024 to March 31, 2025	75,536.72	106,604.89	January 21, 2025	53,127.99	August 5, 2024	82,982.75	March 31, 2025

(1) The end of period bitcoin price is the CME CF Bitcoin Reference Rate - New York Variant on the last business day of the period.

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

Item 8. Financial Statements and Supplementary Data

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the year ended March 31, 2025:

	Three Months ended June 30, 2024	Three Months ended September 30, 2024	Three Months ended December 31, 2024	Three Months ended March 31, 2025	Year ended March 31, 2025
Net investment income (loss)	$-	$(123,285)	$(295,795)	$(301,479)	$(720,559)
Net realized and change in unrealized gain (loss)	(36,290,278)	2,795,316	214,180,379	(70,813,286)	109,872,131
Net increase (decrease) in net assets resulting from operations	(36,290,278)	2,672,031	213,884,584	(71,114,765)	109,151,572
Net increase (decrease) in net asset value per share	(3.72)	0.23	16.75	(3.68)	9.58

Item 9.
 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2025 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2025 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and the Fund’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Sponsor's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust's and the Fund's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust's and the Fund's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust's and the Fund's receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust's and the Fund's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and the Principal Financial Officer of the Sponsor assessed the effectiveness of the Trust's and the Fund's internal control over financial reporting as of March 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control --Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust's and the Fund's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, Management, including the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that the Trust and the Fund maintained effective internal control over financial reporting as of March 31, 2025.

This Annual Report does not include an attestation report of the registrant's registered public accounting firm due to an exemption established by rules of the SEC.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Item 9B.
 Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2025.

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

David Mann – President and Chief Executive Officer

Matthew Hinkle – Chief Financial Officer

Vivek Pai – Chief Accounting Officer and Treasurer

Todd Mathias – Vice President

Julie Patel – Vice President and Secretary

Navid Tofigh – Vice President and Assistant Secretary

Lindsey Hicks – Assistant Treasurer

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

Item 14. Principal Accounting Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP (“PwC”), as paid by the Sponsor from the Sponsor fee, for the periods ended March 31, 2025 and 2024, were:

	2025	2024*
Audit fees	$117,500	$130,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$117,500	$130,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description of Document

1.1	Seed Capital Investor Subscription Agreement is incorporated by reference to Exhibit 1.1 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on December 29, 2023.

3.1	Certificate of Trust is incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on November 28, 2023.

3.2	Amendment to Certificate of Trust is incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on January 8, 2024

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

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on January 8, 2024.

23.2	Consents of Stradley Ronon Stevens & Young, LLP (included in Exhibits 5.1 and 8.1 )

24.1	Powers of Attorney (included in signature page to initial Form S-1 filed on September 12, 2023)

31.1(1)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2(1)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

97.1(2)	Compensation Recovery Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)
Filed herewith.

(2)
Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended March 31, 2024, filed on July 1, 2024.

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

“SIPC” — The Securities Investor Protection Corporation.

“Sponsor” — Franklin Holdings, LLC, an indirect subsidiary of Franklin Resources, Inc.

“Sponsor’s fee” — The fees of the Sponsor accrues daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a period from January 12, 2024 to August 2, 2024, the Sponsor waived a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website.

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

“VWAP” - Volume Weight Average Prices.

“VWMP” - Volume Weight Median Prices.

Franklin Bitcoin ETF
Franklin Templeton Digital Holdings Trust

index to financial statements

Page
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, PCAOB #238) for Franklin Templeton Digital Holdings Trust	F-2

Combined Statements of Assets and Liabilities at March 31, 2025 and March 31, 2024 for Franklin Templeton Digital Holdings Trust	F-3

Combined Schedules of Investments at March 31, 2025 and March 31, 2024 for Franklin Templeton Digital Holdings Trust	F-4

Combined Statements of Operations for the year ended March 31, 2025 and the period January 11, 2024 (Date of commencement of operations) through March 31, 2024 for Franklin Templeton Digital Holdings Trust
F-5

Combined Statements of Cash Flows for the year ended March 31, 2025 and the period January 11, 2024 (Date of commencement of operations) through March 31, 2024 for Franklin Templeton Digital Holdings Trust
F-6

Combined Statements of Changes in Net Assets for the year ended March 31, 2025 and the period January 11, 2024 (Date of commencement of operations) through March 31, 2024 for Franklin Templeton Digital Holdings Trust
F-7

Combined Notes to Financial Statements for Franklin Templeton Digital Holdings Trust	F-8

Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, PCAOB #238) for Franklin Bitcoin ETF	F-15

Statements of Assets and Liabilities at March 31, 2025 and March 31, 2024 for Franklin Bitcoin ETF	F-16

Schedules of Investments at March 31, 2025 and March 31, 2024 for Franklin Bitcoin ETF	F-17

Statements of Operations for the year ended March 31, 2025 and the period January 11, 2024 (Date of commencement of operations) through March 31, 2024 for Franklin Bitcoin ETF	F-18

Statements of Cash Flows for the year ended March 31, 2025 and the period January 11, 2024 (Date of commencement of operations) through March 31, 2024 for Franklin Bitcoin ETF	F-19

Statements of Changes in Net Assets for the year ended March 31, 2025 and the period January 11, 2024 (Date of commencement of operations) through March 31, 2024 for Franklin Bitcoin ETF	F-20

Notes to Financial Statements for Franklin Bitcoin ETF	F-21

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin Templeton Digital Holdings Trust

Opinion on the Financial Statements

We have audited the accompanying combined statements of assets and liabilities, including the combined schedules of investments, of Franklin Templeton Digital Holdings Trust and Franklin Bitcoin ETF (the “Trust”), as of March 31, 2025 and 2024, and the related combined statements of operations, cash flows and changes in net assets for the year ended March 31, 2025 and for the period January 11, 2024 (date of commencement of operations) through March 31, 2024, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of March 31, 2025 and 2024, and the results of its operations, its cash flows and changes in its net assets for the year ended March 31, 2025 and for the period January 11, 2024 (date of commencement of operations) through March 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Trust’s combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these combined financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 27, 2025

We have served as the Trust’s auditor since 2023.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025	March 31, 2024

Assets
Investment in bitcoin, at fair value(a)	$411,158,674	$341,901,126
Total assets	411,158,674	341,901,126

Liabilities
Sponsor's fee payable	301,331	21
Total liabilities	301,331	21
Commitments and contingencies (Note 8)

Net assets	$410,857,343	$341,901,105

Shares issued and outstanding(b)	8,550,000	8,350,000
Net asset value per Share	$48.05	$40.95

(a)    Cost of investment in bitcoin: $313,983,408 at March 31, 2025 and $280,623,942 at March 31, 2024.
(b)   No par value, unlimited amount authorized.

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED SCHEDULES OF INVESTMENTS

March 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	4,956.3464	$313,983,408	$411,158,674	100.07%
Total investments		$313,983,408	$411,158,674	100.07%
Less liabilities			(301,331)	(0.07)%
Net assets			$410,857,343	100.00%

March 31, 2024
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	4,842.9986	$280,623,942	$341,901,126	100.00%
Total investments		$280,623,942	$341,901,126	100.00%
Less liabilities			(21)	(0.00)%
Net assets			$341,901,105	100.00%

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2025	For the period January 11, 2024 (Date of commencement of operations) through March 31, 2024

Expenses
Sponsor's fee	$965,680	$54,280
Less waiver	(245,121)	(54,259)
Total expenses	720,559	21
Net investment loss	(720,559)	(21)

Net realized and change in unrealized gain (loss) on investment in bitcoin:
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	73,974,049	–
Net change in unrealized appreciation (depreciation) on investment in bitcoin	35,898,082	61,220,195
Net realized and change in unrealized appreciation(depreciation) on investment in bitcoin	109,872,131	61,220,195
Net increase (decrease) in net assets resulting from operations	109,151,572	61,220,174
Net increase (decrease) in net assets per Share(a)(b)	$9.58	$15.63

(a)   Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)   The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2025	For the period January 11, 2024 (Date of commencement of operations) through March 31, 2024*

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$109,151,572	$61,220,174
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(308,427,127)	(278,015,474)
Sales of bitcoin	349,041,710	–
Net realized (gain) loss on investment in bitcoin	(73,974,049)	–
Net change in unrealized (appreciation) depreciation on investment in bitcoin	(35,898,082)	(61,220,195)
Change in operating assets and liabilities:
Sponsor's fee payable	301,310	21
Net cash provided by (used in) operating activities	$40,195,334	$(278,015,474)

Cash Flows from Financing Activities
Proceeds from issuance of Shares	308,427,127	278,015,474
Payments on Shares redeemed	(348,622,461)	–
Net cash provided by (used in) financing activities	$(40,195,334)	$278,015,474

Cash
Net increase in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of year	$–	$–

*     On December 15, 2023, prior to the commencement of the Fund’s operations, Franklin Resources, Inc., an affiliate of the Sponsor (the “Seed Capital Investor”) purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on December 15, 2023. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On January 8, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 29.00000000 bitcoins per Creation Unit (or 0.00058 bitcoins per Share), for a total of 58.00000000 bitcoins (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 58.00000000 bitcoins at the price of $44,973.58 per bitcoin on January 8, 2024. The transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,608,467.81 (an amount representing 58.00000000 bitcoins).

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended March 31, 2025	For the period January 11, 2024 (Date of commencement of operations) through March 31, 2024*

Net assets, beginning of period	$341,901,105	$2,665,457
Net investment loss	(720,559)	(21)
Net realized gain (loss) on investment in bitcoin	73,974,049	–
Net change in unrealized appreciation (depreciation) on investment in bitcoin	35,898,082	61,220,195
Net decrease in net assets resulting from operations	$109,151,572	$61,220,174
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	308,427,127	278,015,474
Distributions for Shares redeemed	(348,622,461)	–
Net increase (decrease) in net assets resulting from capital share transactions	(40,195,334)	278,015,474
Net assets, end of period	$410,857,343	$341,901,105

*     On December 15, 2023, prior to the commencement of the Fund’s operations, Franklin Resources, Inc., an affiliate of the Sponsor (the “Seed Capital Investor”) purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on December 15, 2023. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On January 8, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 29.00000000 bitcoins per Creation Unit (or 0.00058 bitcoins per Share), for a total of 58.00000000 bitcoins (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 58.00000000 bitcoins at the price of $44,973.58 per bitcoin on January 8, 2024. The transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,608,467.81 (an amount representing 58.00000000 bitcoins).

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

The Franklin Templeton Digital Holdings Trust (the “Trust”) was formed as a Delaware statutory trust on September 6, 2023, and is governed by the provisions of an Agreement and Declaration of Trust dated as of January 5, 2024 (the “Declaration of Trust”). The Trust, as registrant is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Bitcoin ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the commencement of operations of the Fund on January 11, 2024, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

The Fund seeks to reflect generally the performance of the price of bitcoin before payment of the Fund's expenses. The Shares are intended to offer a convenient means of making an investment similar to an investment in bitcoin relative to acquiring, holding and trading bitcoin directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in bitcoin by providing an investment with a value that reflects the price of the bitcoin owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in bitcoin. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in bitcoin. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Fund.

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash (the "Cash Custodian").The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Bitcoin Custodian is responsible for safekeeping the bitcoin owned by the Fund. The Bitcoin Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

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

The accompanying combined financial statements have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report).

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

The accompanying audited financial statements were prepared in accordance with GAAP and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1.Basis of Presentation

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

2.3. Valuation of Bitcoin

The Fund’s financial statements are prepared in accordance GAAP. Bitcoin is priced at 11:59:59PM ET. With respect to the Fund’s bitcoin holdings, the Trust will follow the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for bitcoin as of the Fund’s financial statement measurement date.

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

On March 31, 2025 and March 31, 2024, the value of the bitcoin held by the Fund is categorized as Level 1.

The cost basis of the investment in bitcoin recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of bitcoin at the time of transfer.

2.4. Fees, Expenses and Realized Gain (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, Marketing Agent, the Custodians (the Cash Custodian and Bitcoin Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs. Bitcoin transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of bitcoin are determined on a specific identification basis and recognized in the Combined Statements of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from January 12, 2024 to August 2, 2024, the Sponsor waived a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. Prior to the implementation of the waiver, for the one day period January 11, 2024, the Fund accrued the Sponsor fee of 0.29% ($21). For the year ended March 31, 2025, the Fund accrued the Sponsor’s Fee of $(965,680) less waiver of $245,121, and the net Sponsor’s Fee post waiver was $(720,559).

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2025 and 2024, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the year from April 1, 2024 to March 31, 2025 are as follows:

	Shares	Amount#
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	7,850,000	308,427,127
Redemption of Shares	(7,650,000)	(348,622,461)
Balance at March 31, 2025	8,550,000	$240,428,608

Changes in the Shares for the period from January 11, 2024 (Date of Commencement of operations) to March 31, 2024 are as follows:

	Shares	Amount#
Balance at January 11, 2024*	100,000	$2,608,468	^
Creation of Shares	8,250,000	278,015,474
Redemption of Shares	–	–
Balance at March 31, 2024	8,350,000	$280,623,942

#     Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
*     The date represents the commencement of operations.
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

3. Recently Issued Accounting Pronouncements

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

4. INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the April 1, 2024 to March 31, 2025:

	Quantity in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin purchased for the creation of Shares	4,552.1726	308,427,127
Bitcoin sold for the redemption of Shares	(4,433.6498)	(348,622,461)
Principal on bitcoin sales to pay expenses	(5.1750)	(419,249)
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	–	73,974,049
Net change in unrealized appreciation (depreciation) on investments in bitcoin	–	35,898,082
Balance at March 31, 2025	4,956.3464	$411,158,674

The following represents the changes in quantity of bitcoin held and the respective fair value during the period January 11, 2024 to March 31, 2024:

	Quantity in bitcoin	Amount in US$
Balance at January 11, 2024	58.0000	$2,665,457
Bitcoin purchased for the creation of Shares	4,784.9986	278,015,474
Bitcoin sold for the redemption of Shares	–	–
Principal on bitcoin sales to pay expenses	–	–
Net realized gain (loss) from bitcoin sold for the redemption of shares	–	–
Net change in unrealized appreciation (depreciation) on investments in bitcoin	–	61,220,195
Balance at March 31, 2024	4,842.9986	$341,901,126

5. RELATED PARTIES

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2025, no shares of the Fund were held by a related party.

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

7. FINANCIAL HIGHLIGHTS

	For the Year Ended March 31, 2025	For the period January 11, 2024 (Date of commencement of operations) through March 31, 2024

Net asset value per Share, beginning of year	$40.95	$26.65	(a)
Net investment loss(b)	(0.06)	0.00	(c)
Net realized and unrealized gain (loss) on investment in bitcoin	7.16	14.30
Net change in net assets from operations(d)	7.10	14.30
Net asset value per Share, end of year	$48.05	$40.95

Total return, at net asset value(e)	17.34%	$53.66	%(f)

Ratio to average net assets
Net investment loss	(0.14)%	0.00	%(g)
Gross expenses	0.19%	0.19	%(g)
Net expenses	0.14%	0.00	%(g)

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
(b)
Calculated using average Shares outstanding
(c)
Amount is less than $.01.
(d)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.
(e)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.
(f)
Percentage is not annualized.
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

10. OPERATING SEGMENTS

The Trust and the Fund have adopted the Financial Accounting Standards Board (FASB`) Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update is limited to disclosure requirements and does not impact the Trust or the Fund's financial position or results of operations.

The Fund, which is the sole series of the Trust, and the Trust operate as a single operating segment, which is an investment portfolio. Executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker (CODM), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Combined Statements of Assets and Liabilities and the Combined Statements of Operations, along with the related Combined Notes to Financial Statements. The Combined Schedule of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

11. SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin Templeton Digital Holdings Trust and Shareholders of Franklin Bitcoin ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Franklin Bitcoin ETF (the “Fund”), as of March 31, 2025 and 2024, and the related statements of operations, cash flows and changes in net assets for year ended March 31, 2025 and for the period January 11, 2024 (date of commencement of operations) through March 31, 2024, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of March 31, 2025 and 2024, and the results of its operations, its cash flows and changes in its net assets for the year ended March 31, 2025 and for the period January 11, 2024 (date of commencement of operations) through March 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 27, 2025

We have served as the Fund’s auditor since 2023.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025	March 31, 2024

Assets
Investment in bitcoin, at fair value(a)	$411,158,674	$341,901,126
Total assets	411,158,674	341,901,126

Liabilities
Sponsor's fee payable	301,331	21
Total liabilities	301,331	21
Commitments and contingencies (Note 8)

Net assets	$410,857,343	$341,901,105

Shares issued and outstanding(b)	8,550,000	8,350,000
Net asset value per Share	$48.05	$40.95

(a)    Cost of investment in bitcoin: $313,983,408 at March 31, 2025 and $280,623,942 at March 31, 2024.
(b)   No par value, unlimited amount authorized.

See accompanying notes to the financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
SCHEDULES OF INVESTMENTS

March 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	4,956.3464	$313,983,408	$411,158,674	100.07%
Total investments		$313,983,408	$411,158,674	100.07%
Less liabilities			(301,331)	(0.07)%
Net assets			$410,857,343	100.00%

March 31, 2024
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	4,842.9986	$280,623,942	$341,901,126	100.00%
Total investments		$280,623,942	$341,901,126	100.00%
Less liabilities			(21)	0.00%
Net assets			$341,901,105	100.00%

See accompanying notes to the financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2025	For the period January 11, 2024 (Date of commencement of operations) through March 31, 2024

Expenses
Sponsor's fee	$965,680	$54,280
Less waiver	(245,121)	(54,259)
Total expenses	720,559	21
Net investment loss	(720,559)	(21)

Net realized and change in unrealized gain (loss) on investment in bitcoin:
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	73,974,049	–
Net change in unrealized appreciation (depreciation) on investment in bitcoin	35,898,082	61,220,195
Net realized and change in unrealized appreciation(depreciation) on investment in bitcoin	109,872,131	61,220,195
Net increase (decrease) in net assets resulting from operations	109,151,572	61,220,174
Net increase (decrease) in net assets per Share(a)(b)	$9.58	$15.63

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

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2025	For the period January 11, 2024 (Date of commencement of operations) through March 31, 2024*

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$109,151,572	$61,220,174
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(308,427,127)	(278,015,474)
Sales of bitcoin	349,041,710	–
Net realized (gain) loss on investment in bitcoin	(73,974,049)	–
Net change in unrealized (appreciation) depreciation on investment in bitcoin	(35,898,082)	(61,220,195)
Change in operating assets and liabilities:
Sponsor's fee payable	301,310	21
Net cash provided by (used in) operating activities	$40,195,334	$(278,015,474)

Cash Flows from Financing Activities
Proceeds from issuance of Shares	308,427,127	278,015,474
Payments on Shares redeemed	(348,622,461)	–
Net cash provided by (used in) financing activities	$(40,195,334)	$278,015,474

Cash
Net increase in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of year	$–	$–

*      On December 15, 2023, prior to the commencement of the Fund’s operations, Franklin Resources, Inc., an affiliate of the Sponsor (the “Seed Capital Investor”) purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on December 15, 2023. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On January 8, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 29.00000000 bitcoins per Creation Unit (or 0.00058 bitcoins per Share), for a total of 58.00000000 bitcoins (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 58.00000000 bitcoins at the price of $44,973.58 per bitcoin on January 8, 2024. The transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,608,467.81 (an amount representing 58.00000000 bitcoins).

See accompanying notes to the financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
STATEMENTS OF CHANGES IN NET ASSETS
	For the Year Ended March 31, 2025	For the period January 11, 2024 (Date of commencement of operations) through March 31, 2024*

Net assets, beginning of period	$341,901,105	$2,665,457
Net investment loss	(720,559)	(21)
Net realized gain (loss) on investment in bitcoin	73,974,049	–
Net change in unrealized appreciation (depreciation) on investment in bitcoin	35,898,082	61,220,195
Net decrease in net assets resulting from operations	$109,151,572	$61,220,174
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	308,427,127	278,015,474
Distributions for Shares redeemed	(348,622,461)	–
Net increase (decrease) in net assets resulting from capital share transactions	(40,195,334)	278,015,474
Net assets, end of period	$410,857,343	$341,901,105

*    On December 15, 2023, prior to the commencement of the Fund’s operations, Franklin Resources, Inc., an affiliate of the Sponsor (the “Seed Capital Investor”) purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on December 15, 2023. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On January 8, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 29.00000000 bitcoins per Creation Unit (or 0.00058 bitcoins per Share), for a total of 58.00000000 bitcoins (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 58.00000000 bitcoins at the price of $44,973.58 per bitcoin on January 8, 2024. The transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,608,467.81 (an amount representing 58.00000000 bitcoins).

See accompanying notes to the financial statements.

 FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

The Franklin Templeton Digital Holdings Trust (the “Trust”) was formed as a Delaware statutory trust on September 6, 2023, and is governed by the provisions of an Agreement and Declaration of Trust dated as of January 5, 2024 (the “Declaration of Trust”). The Trust, as registrant is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Bitcoin ETF (the “Fund”). The Trust had no operations prior to the commencement of operations of the Fund on January 11, 2024, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

The Fund seeks to reflect generally the performance of the price of bitcoin before payment of the Fund's expenses. The Shares are intended to offer a convenient means of making an investment similar to an investment in bitcoin relative to acquiring, holding and trading bitcoin directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in bitcoin by providing an investment with a value that reflects the price of the bitcoin owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in bitcoin. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in bitcoin. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Fund.

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash (the "Cash Custodian"). The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Bitcoin Custodian is responsible for safekeeping the bitcoin owned by the Fund. The Bitcoin Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

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

The accompanying audited financial statements were prepared in accordance with GAAP and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

The financial statements are presented for the Fund, which is the sole series of the Trust. Financial statements for the Trust, as the registrant, combined with the Fund are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Fund, which is the sole series of the Trust. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Combined financial statements for the Trust as registrant, and the Fund are presented separately within this report.

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

2.3. Valuation of Bitcoin

The Fund’s financial statements are prepared in accordance GAAP. Bitcoin is priced at 11:59:59PM ET. With respect to the Fund’s bitcoin holdings, the Trust will follow the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for bitcoin as of the Fund’s financial statement measurement date.

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

On March 31, 2025 and March 31, 2024, the value of the bitcoin held by the Fund is categorized as Level 1.

The cost basis of the investment in bitcoin recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of bitcoin at the time of transfer.

2.4. Fees, Expenses and Realized Gain (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, Marketing Agent, the Custodians (the Cash Custodian and Bitcoin Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs. Bitcoin transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of bitcoin are determined on a specific identification basis and recognized in the Combined Statements of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from January 12, 2024 to August 2, 2024, the Sponsor waived a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. Prior to the implementation of the waiver, for the one day period January 11, 2024, the Fund accrued the Sponsor fee of 0.29% ($21). For the year ended March 31, 2025, the Fund accrued the Sponsor’s Fee of $(965,680) less waiver of $245,121, and the net Sponsor’s Fee post waiver was $(720,559).

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

2.6. Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2025 and 2024, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the year from April 1, 2024 to March 31, 2025 are as follows:

	Shares	Amount#
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	7,850,000	308,427,127
Redemption of Shares	(7,650,000)	(348,622,461)
Balance at March 31, 2025	8,550,000	$240,428,608

Changes in the Shares for the period from January 11, 2024 (Date of Commencement of operations) to March 31, 2024 are as follows:

	Shares	Amount#
Balance at January 11, 2024*	100,000	$2,608,468	^
Creation of Shares	8,250,000	278,015,474
Redemption of Shares	–	–
Balance at March 31, 2024	8,350,000	$280,623,942

*       The date represents the commencement of operations.
#       Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
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

3. Recently Issued Accounting Pronouncements

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

4. INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the April 1, 2024 to March 31, 2025:

	Quantity in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin purchased for the creation of Shares	4,552.1726	308,427,127
Bitcoin sold for the redemption of Shares	(4,433.6498)	(348,622,461)
Principal on bitcoin sales to pay expenses	(5.1750)	(419,249)
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	–	73,974,049
Net change in unrealized appreciation (depreciation) on investments in bitcoin	–	35,898,082
Balance at March 31, 2025	4,956.3464	$411,158,674

The following represents the changes in quantity of bitcoin held and the respective fair value during the January 11, 2024 to March 31, 2024:

	Quantity in bitcoin	Amount in US$
Balance at January 11, 2024	58.0000	$2,665,457
Bitcoin purchased for the creation of Shares	4,784.9986	278,015,474
Bitcoin sold for the redemption of Shares	–	–
Principal on bitcoin sales to pay expenses	–	–
Net realized gain (loss) from bitcoin sold for the redemption of shares	–	–
Net change in unrealized appreciation (depreciation) on investments in bitcoin	–	61,220,195
Balance at March 31, 2024	4,842.9986	$341,901,126

5. RELATED PARTIES

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2025, no shares of the Fund were held by a related party.

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

7. FINANCIAL HIGHLIGHTS

	For the Year Ended March 31, 2025	For the period January 11, 2024 (Date of commencement of operations) through March 31, 2024

Net asset value per Share, beginning of year	$40.95	$26.65	(a)
Net investment loss(b)	(0.06)	(0.00)	(c)
Net realized and unrealized gain (loss) on investment in bitcoin	7.16	14.30
Net change in net assets from operations(d)	7.10	14.30
Net asset value per Share, end of year	$48.05	$40.95

Total return, at net asset value(e)	17.34%	53.66	%(f)

Ratio to average net assets
Net investment loss	(0.14)%	0.00	%(g)
Gross expenses	0.19%	0.19	%(g)
Net expenses	0.14%	0.00	%(g)

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
(b)     Calculated using average Shares outstanding
(c)     Amount is less than $.01.
(d)     The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.
(e)     Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.
(f)     Percentage is not annualized.
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

10. OPERATING SEGMENTS

The Trust and the Fund have adopted the Financial Accounting Standards Board (FASB`) Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update is limited to disclosure requirements and does not impact the Trust or the Fund's financial position or results of operations.

The Fund, which is the sole series of the Trust, and the Trust operate as a single operating segment, which is an investment portfolio. Executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker (CODM), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statements of Assets and Liabilities and the Statements of Operations, along with the related Notes to Financial Statements. The Schedule of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

11. SUBSEQUENT EVENTS

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
Date: June 27, 2025
*        The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.