Form 10-Q
period 2025-06-30
Franklin Templeton Digital Holdings Trust
filed 2025-08-14
CIK 1992870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 9,300,000 outstanding shares as of August 1, 2025.

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
FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST

Part I. FINANCIAL INFORMATION
Item 1.
Unaudited Financial Statements of the Trust and the Fund

FRANKLIN BITCOIN ETF
FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Assets and Liabilities (Unaudited)

	June 30, 2025	March 31, 2025
Assets
Investment in Bitcoin, at fair value(a)	$559,666,521	$411,158,674
Total assets	559,666,521	411,158,674

Liabilities
Sponsor's fee payable	237,306	301,331
Total liabilities	237,306	301,331
Commitments and contingencies (Note 7)
Net assets	$559,429,215	$410,857,343

Shares issued and outstanding(b)	8,900,000	8,550,000
Net asset value per Share	$62.86	$48.05

(a)
Cost of investment in bitcoin: $342,972,348 at June 30, 2025 and $313,983,408 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Schedules of Investments (Unaudited)

June 30, 2025
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	5,155.3659	$342,972,348	$559,666,521	100.04%
Total investments	5,155.3659	$342,972,348	$559,666,521	100.04%
Less liabilities			(237,306)	(0.04)%
Net assets			$559,429,215	100.00%

March 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	4,956.3464	$313,983,408	$411,158,674	100.07%
Total investments	4,956.3464	$313,983,408	$411,158,674	100.07%
Less liabilities			(301,331)	(0.07)%
Net assets			$410,857,343	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Expenses:
Sponsor's fee	$237,309	$175,683
Less waiver	–	(175,683)
Total expenses	237,309	–
Net investment loss	(237,309)	–

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	9,019,211	168,747
Net change in unrealized appreciation (depreciation) on investment in bitcoin	119,518,907	(36,459,025)
Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	128,538,118	(36,290,278)
Net increase (decrease) in net assets resulting from operations	$128,300,809	$(36,290,278)
Net increase (decrease) in net assets per Share(a)	$14.60	$(3.72)

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Cash Flows (Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$128,300,809	$(36,290,278)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(55,501,643)	(101,742,929)
Sales of bitcoin	35,531,914	34,298,822
Net realized (gain) loss on investment in bitcoin	(9,019,211)	(168,747)
Net change in unrealized (appreciation) depreciation	(119,518,907)	36,459,025
Change in operating assets and liabilities:
Sponsor's fee payable	(64,025)	–
Net cash provided by (used in) operating activities	$(20,271,063)	$(67,444,107)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$55,501,643	$101,742,929
Payments on Shares redeemed	(35,230,580)	(34,298,822)
Net cash provided by (used in) financing activities	$20,271,063	$67,444,107

Cash
Net decrease in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

 See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Net assets, beginning of period	$410,857,343	$341,901,105
Net investment loss	(237,309)	–
Net realized gain (loss) on investment in bitcoin	9,019,211	168,747
Net change in unrealized appreciation (depreciation) on investment in bitcoin	119,518,907	(36,459,025)
Net increase (decrease) in net assets resulting from operations	128,300,809	(36,290,278)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	55,501,643	101,742,929
Distributions for Shares redeemed	(35,230,580)	(34,298,822)
Net increase (decrease) in net assets from capital share transactions	20,271,063	67,444,107
Net assets, end of period	$559,429,215	$373,054,934

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Notes to the Combined Financial Statements (Unaudited)

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

The Fund seeks to reflect generally the performance of the price of bitcoin before payment of the Fund’s expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in bitcoin relative to acquiring, holding and trading bitcoin directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in bitcoin by providing an investment with a value that reflects the price of the bitcoin owned by the Fund at such time, less the Fund’s expenses and liabilities. The Fund is not a proxy for a direct investment in bitcoin. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in bitcoin. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Fund.

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash (the “Cash Custodian”).The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Bitcoin Custodian is responsible for safekeeping the bitcoin owned by the Fund. The Bitcoin Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the Bitcoin Custodian, is the Fund’s Prime Broker. CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

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

The accompanying combined statements of assets and liabilities and combined schedules of investments at June 30, 2025 and March 31, 2025 and the combined statements of operations, combined statement of cash flows and combined statements of changes in net assets for the quarters ended June 30, 2025, and June 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

2.3. Valuation of Bitcoin

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Bitcoin is priced at 11:59:59PM ET. The Trust determines the fair value of bitcoin based on the price provided by the bitcoin market that the Trust considers its “Principal Market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s bitcoin holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for bitcoin as of the Fund’s financial statement measurement date.

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

On June 30, 2025, and March 31, 2025, the value of the bitcoin held by the Fund is categorized as Level 1.

2.4. Fees, Expenses and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Bitcoin Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. Bitcoin transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of bitcoin are determined on a specific identification basis and recognized in the Combined Statements of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the quarter ended June 30, 2025, the Fund accrued the Sponsor’s Fee of $237,309.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2025 and March 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

As of the end of the period covered by this report, the Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares in the manner as described above.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of bitcoin and the trading price of the Shares on the Cboe BXZ Exchange Inc. at the time of the offer. Shares offered at different times may have different offering prices.

Changes in the Shares for the quarter from April 1, 2025 to June 30, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	8,550,000	$240,428,608
Creation of Shares	1,050,000	55,501,643
Redemption of Shares	(700,000)	(35,230,580)
Balance at June 30, 2025	8,900,000	$260,699,671

Changes in the Shares for the quarter April 1, 2024 to June 30, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	2,800,000	101,742,929
Redemption of Shares	(1,000,000)	(34,298,822)
Balance at June 30, 2024	10,150,000	$348,068,049

^ Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3. INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter April 1, 2025 to June 30, 2025:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2025	4,956.3464	$411,158,674
Bitcoin purchased for the creation of Shares	608.1510	55,501,643
Bitcoin sold for the redemption of Shares	(405.4311)	(35,230,580)
Principal on bitcoin sales to pay expenses	(3.7004)	(301,334)
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	–	9,019,211
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	119,518,907
Balance at June 30, 2025	5,155.3659	$559,666,521

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter April 1, 2024 to June 30, 2024:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin purchased for the creation of Shares	1,623.9995	101,742,929
Bitcoin sold for the redemption of Shares	(579.9999)	(34,298,822)
Principal on bitcoin sales to pay expenses	–	–
Net realized gain (loss) from bitcoin sold for the redemption of shares	–	168,747
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	(36,459,025)
Balance at June 30, 2024	5,886.9982	$373,054,955

4. RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2025, and March 31, 2025, no shares of the Fund were held by a related party.

5. CONCENTRATION OF RISK

The Fund holds only bitcoin and cash, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Fund. The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of bitcoin and the Shares may include an increase in the global bitcoin supply or a decrease in global bitcoin demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the bitcoin network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated; and forks in the bitcoin network, among other things.

6. COMBINED FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Net asset value per Share, beginning of period	$48.05	$40.95
Net investment loss(a)	(0.03)	–
Net realized and unrealized gain (loss) on investment in bitcoin	14.84	(4.20)
Net change in net assets from operations(b)	14.81	(4.20)
Net asset value per Share, end of period	$62.86	$36.75

Total return, at net asset value(c)(d)	30.82%	(10.26)%

Ratio to average net assets(e)
Net investment loss	(0.19)%	0.00%
Gross expenses	0.19%	0.19%
Net expenses(f)	0.19%	0.00%

(a)
Calculated using average Shares outstanding.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund.
(c)
Calculation based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(d)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.
(e)
Annualized.
(f)
For the period from January 12, 2024 to August 2, 2024, the Sponsor waived a portion of the Sponsor's Fee so that the Sponsor's Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund's assets. Prior to the implementation of the waiver, for the one day period January 11, 2024, the Fund accrued the Sponsor fee of 0.29% ($21).

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

9. OPERATING SEGMENTS

The Trust and the Fund have adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update is limited to disclosure requirements and does not impact the Trust’s or the Fund’s financial position or results of operations.

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

For information regarding segment assets, segment profit or loss, and significant expense, refer to the Combined Statements of Assets and Liabilities and the Combined Statements of Operations, along with the related Combined Notes to Financial Statements. The Combined Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10. SUBSEQUENT EVENTS

On July 29, 2025, the SEC approved an amendment to the Fund's Rule 19b-4 Order permitting in-kind creations and redemptions in the Fund's Shares. The Trust is currently evaluating the implications of the amended Order and has not yet implemented in-kind creations or redemptions with its Authorized Participants as of the date of this report. To the extent implemented, the flexibility to transact in-kind is anticipated to offer the potential for cost and operational efficiencies for the Fund. As of the date of this report, the Trust does not expect any material impact to the Fund's financial position in connection with this development.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Assets and Liabilities (Unaudited)

	June 30, 2025	March 31, 2025
Assets
Investment in bitcoin, at fair value(a)	$559,666,521	$411,158,674
Total assets	559,666,521	411,158,674

Liabilities
Sponsor's fee payable	237,306	301,331
Total liabilities	237,306	301,331
Commitments and contingencies (Note 7)
Net assets	$559,429,215	$410,857,343

Shares issued and outstanding(b)	8,900,000	8,550,000
Net asset value per Share	$62.86	$48.05
(a)
Cost of investment in bitcoin: $342,972,348 at June 30, 2025 and $313,983,408 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Schedules of Investments (Unaudited)

June 30, 2025
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	5,155.3659	$342,972,348	$559,666,521	100.04%
Total investments	5,155.3659	$342,972,348	$559,666,521	100.04%
Less liabilities			(237,306)	(0.04)%
Net assets			$559,429,215	100.00%

March 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	4,956.3464	$313,983,408	$411,158,674	100.07%
Total investments	4,956.3464	$313,983,408	$411,158,674	100.07%
Less liabilities			(301,331)	(0.07)%
Net assets			$410,857,343	100.00%
See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Operations (Unaudited)
	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Expenses:
Sponsor's fee	$237,309	$175,683
Less waiver	–	(175,683)
Total expenses	237,309	–
Net investment loss	(237,309)	–

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	9,019,211	168,747
Net change in unrealized appreciation (depreciation) on investment in bitcoin	119,518,907	(36,459,025)
Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	128,538,118	(36,290,278)
Net increase (decrease) in net assets resulting from operations	$128,300,809	$(36,290,278)
Net increase (decrease) in net assets per Share(a)	$14.60	$(3.72)

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Cash Flows (Unaudited)

Cash Flows from Operating Activities:	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Net increase (decrease) in net assets resulting from operations	$128,300,809	$(36,290,278)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(55,501,643)	(101,742,929)
Sales of bitcoin	35,531,914	34,298,822
Net realized (gain) loss on investment in bitcoin	(9,019,211)	(168,747)
Net change in unrealized (appreciation) depreciation	(119,518,907)	36,459,025
Change in operating assets and liabilities:
Sponsor's fee payable	(64,025)	–
Net cash provided by (used in) operating activities	$(20,271,063)	$(67,444,107)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$55,501,643	$101,742,929
Payments on Shares redeemed	(35,230,580)	(34,298,822)
Net cash provided by (used in) financing activities	$20,271,063	$67,444,107

Cash
Net decrease in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–
See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Net assets, beginning of period	$410,857,343	$341,901,105
Net investment loss	(237,309)	–
Net realized gain (loss) on investment in bitcoin	9,019,211	168,747
Net change in unrealized appreciation (depreciation) on investment in bitcoin	119,518,907	(36,459,025)
Net increase (decrease) in net assets resulting from operations	128,300,809	(36,290,278)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	55,501,643	101,742,929
Distributions for Shares redeemed	(35,230,580)	(34,298,822)
Net increase (decrease) in net assets from capital share transactions	20,271,063	67,444,107
Net assets, end of period	$559,429,215	$373,054,934
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

The Fund seeks to reflect generally the performance of the price of bitcoin before payment of the Fund's expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in bitcoin relative to acquiring, holding and trading bitcoin directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in bitcoin by providing an investment with a value that reflects the price of the bitcoin owned by the Fund at such time, less the Fund's expenses and liabilities. The Fund is not a proxy for a direct investment in bitcoin. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in bitcoin. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Fund.

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

The accompanying statements of assets and liabilities and schedules of investments at June 30, 2025 and March 31, 2025 and the statements of operations, statement of cash flows and statements of changes in net assets for the quarters ended June 30, 2025, and June 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

2.3. Valuation of Bitcoin

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Bitcoin is priced at 11:59:59PM ET. The Fund determines the fair value of bitcoin based on the price provided by the bitcoin market that the Fund considers its “Principal Market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s bitcoin holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for bitcoin as of the Fund’s financial statement measurement date.

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

On June 30, 2025 and March 31, 2025, the value of the bitcoin held by the Fund is categorized as Level 1.

2.4. Fees, Expenses, and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Bitcoin Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. Bitcoin transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of bitcoin are determined on a specific identification basis and recognized in the Combined Statements of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the quarter ended June 30, 2025, the Fund accrued the Sponsor’s Fee of $237,309.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2025 and March 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

As of the end of the period covered by this report, the Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares in the manner as described above.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of bitcoin and the trading price of the Shares on the Cboe BXZ Exchange Inc. at the time of the offer. Shares offered at different times may have different offering prices.

Changes in the Shares for the quarter from April 1, 2025 to June 30, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	8,550,000	$240,428,608
Creation of Shares	1,050,000	55,501,643
Redemption of Shares	(700,000)	(35,230,580)
Balance at June 30, 2025	8,900,000	$260,699,671

Changes in the Shares for the quarter April 1, 2024 to June 30, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	2,800,000	101,742,929
Redemption of Shares	(1,000,000)	(34,298,822)
Balance at June 30, 2024	10,150,000	$348,068,049

^ Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3. INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter April 1, 2025 to June 30, 2025:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2025	4,956.3464	$411,158,674
Bitcoin purchased for the creation of Shares	608.1510	55,501,643
Bitcoin sold for the redemption of Shares	(405.4311)	(35,230,580)
Principal on bitcoin sales to pay expenses	(3.7004)	(301,334)
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	–	9,019,211
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	119,518,907
Balance at June 30, 2025	5,155.3659	$559,666,521

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter April 1, 2024 to June 30, 2024:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin purchased for the creation of Shares	1,623.9995	101,742,929
Bitcoin sold for the redemption of Shares	(579.9999)	(34,298,822)
Principal on bitcoin sales to pay expenses	–	–
Net realized gain (loss) from bitcoin sold for the redemption of shares	–	168,747
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	(36,459,025)
Balance at June 30, 2024	5,886.9982	$373,054,955

4. RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2025, and March 31, 2025, no shares of the Fund were held by a related party.

5. CONCENTRATION OF RISK

The Fund holds only bitcoin and cash, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Fund. The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of bitcoin and the Shares may include an increase in the global bitcoin supply or a decrease in global bitcoin demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the bitcoin network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated; and forks in the bitcoin network, among other things.

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Net asset value per Share, beginning of period	$48.05	$40.95
Net investment loss(a)	(0.03)	–
Net realized and unrealized gain (loss) on investment in bitcoin	14.84	(4.20)
Net change in net assets from operations(b)	14.81	(4.20)
Net asset value per Share, end of period	$62.86	$36.75

Total return, at net asset value(c)(d)	30.82%	(10.26)%

Ratio to average net assets(e)
Net investment loss	(0.19)%	0.00%
Gross expenses	0.19%	0.19%
Net expenses(f)	0.19%	0.00%

(a)
Calculated using average Shares outstanding.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund.
(c)
Calculation based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(d)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.
(e)
Annualized.
(f)
For the period from January 12, 2024 to August 2, 2024, the Sponsor waived a portion of the Sponsor's Fee so that the Sponsor's Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund's assets. Prior to the implementation of the waiver, for the one day period January 11, 2024, the Fund accrued the Sponsor fee of 0.29% ($21).

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

9. OPERATING SEGMENTS

The Trust and the Fund have adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update is limited to disclosure requirements and does not impact the Trust's or the Fund's financial position or results of operations.

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

For information regarding segment assets, segment profit or loss, and significant expense, refer to the Statements of Assets and Liabilities and the Statements of Operations, along with the related Notes to Financial Statements. The Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10. SUBSEQUENT EVENTS

On July 29, 2025, the SEC approved an amendment to the Fund's Rule 19b-4 Order permitting in-kind creations and redemptions in the Fund's Shares. The Trust is currently evaluating the implications of the amended Order and has not yet implemented in-kind creations or redemptions with its Authorized Participants as of the date of this report. To the extent implemented, the flexibility to transact in-kind is anticipated to offer the potential for cost and operational efficiencies for the Fund. As of the date of this report, the Trust does not expect any material impact to the Fund's financial position in connection with this development.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future bitcoin prices, bitcoin sales, costs, objectives, changes in commodity prices and market conditions (for bitcoin and the shares), the Trust’s and the Fund’s operations, the Sponsor’s plans and references to the Trust’s and the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

The Fund seeks to reflect generally the performance of the price of bitcoin before payment of the Fund's expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in bitcoin relative to acquiring, holding and trading bitcoin directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in bitcoin by providing an investment with a value that reflects the price of the bitcoin owned by the Fund at such time, less the Fund's expenses and liabilities. The Fund is not a proxy for a direct investment in bitcoin. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in bitcoin. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Fund.

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

The Fund’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

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

For a period from January 12, 2024 to August 2, 2024, the Sponsor waived a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. Prior to the implementation of the waiver, for the one day period January 11, 2024, the Fund accrued the Sponsor fee of 0.29% ($21). Fees accrued for the quarter ended June 30, 2025 were $237,309. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Fund’s website for the Fund.

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

Discussion of Operations

Results of Operations for the three months ended June 30, 2025

At June 30, 2025, the Custodian held 5,155.3659 bitcoins on behalf of the Fund, with a market value of $559,666,521 (cost: $342,972,348) based on the Principal Market Price at period end.

For the quarter ended June 30, 2025, 1,050,000 Shares were issued in exchange for 608.1510 of bitcoin and 700,000 Shares were redeemed in exchange for 405.4311 of bitcoin. The Fund’s NAV per Share began the period at $48.05 and ended the period at $62.86. The 30.82% increase in the Fund’s NAV from $48.05 at March 31, 2025 to $62.86 at June 30, 2025 is directly related to the 30.86% increase in the price of bitcoin. The Fund’s NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor’s fee of $237,309 for the period.

Net realized and change in unrealized gain on investment in bitcoin for the three months ended June 30, 2025 was approximately $128,538,118, which includes a realized gain of $63,640 on the sale of bitcoin to pay the Sponsor Fee, net realized gain on investment in bitcoin sold for redemptions of $8,955,571 and net change in unrealized appreciation on investment in bitcoin of approximately $119,518,907. Net realized and change in unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $82,956.00 per unit as of March 31, 2025 to $108,560.00 per unit as of June 30, 2025. Net increase in net assets resulting from operations was approximately $128,300,809 for the three months ended June 30, 2025, which consisted of the net realized and change in unrealized gain on investment in bitcoin of $128,538,118, offset by the Sponsor Fee of $237,309. Net assets increased to approximately $559,429,215 on June 30, 2025. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation and net capital share transactions of approximately of $20,271,063.

Results of Operations for the three months ended June 30, 2024

At June 30, 2024, the Custodian held 5,886.9982 bitcoin on behalf of the Fund, with a market value of $373,054,955 (cost: $348,236,796) based on the price of bitcoin (as measured by the Lukka Prime Price) at period end.

For the quarter ended June 30, 2024, 2,800,000 Shares were issued in exchange for 1,623.9995 of bitcoin and 1,000,000 Shares were redeemed in exchange for (579.9999) bitcoin. The Fund’s NAV per Share began the period at $40.95 and ended the period at $36.75. The decrease in NAV per Share was due to a lower price of bitcoin of $63,369.30 at period end, which represented a decrease of 10.26% from $70,596.99 at March 31, 2024.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. For a period from January 12, 2024 to August 2, 2024, the Sponsor waived a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. Fees accrued for the quarter ended June 30, 2025 were $237,309. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund.

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

Off-Balance Sheet Arrangements

At June 30, 2025, and March 31, 2025, the Fund as well as the Trust do not have any off-balance sheet arrangements.

Historical Bitcoin Prices

Analysis of Movements in the Price of Bitcoin

As movements in the price of bitcoin are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of bitcoin. Past movements in the bitcoin price are not indicators of future movements.

The following chart shows movements in the price of bitcoin based on the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from April 1, 2025 to June 30, 2025.

The average, high, low and end-of-period bitcoin prices based on the CME CF Bitcoin Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
April 1, 2025 to June 30, 2025	98,564.54	111,570.09	May 22, 2025	76,737.31	April 8, 2025	107,487.49	June 30, 2025

(1) The end of period bitcoin price is the CME CF Bitcoin Reference Rate - New York Variant on the last business day of the period.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The Fund is a passive investment vehicle. It is not actively managed. The investment objective of the Fund is to seek to reflect generally the performance of the price of bitcoin before payment of the Fund’s expenses and liabilities. Fluctuations in the price of bitcoin will affect the value of the Fund’s Shares.

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

Part II. OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of August 13, 2025, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

Item 1A.
  Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2025, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2025 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with transactions with Authorized Participants, the Fund redeemed 14 Creation Units (comprising 700,000 Shares) during the quarter ended June 30, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2025 – April 30, 2025	400,000	$45.25
May 1, 2025 – May 31, 2025	300,000	57.10
June 1, 2025 – June 30, 2025	-	-

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

None.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month quarter ended June 30, 2025.

Item 6.
Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

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

Date: August 13, 2025

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.