Form 10-Q
period 2025-09-30
Franklin Templeton Digital Holdings Trust
filed 2025-11-13
CIK 1992870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
or
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

The registrant had 10,150,000 outstanding shares as of November 4, 2025.

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

●
the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;
●
the last day of the fiscal year following the fifth anniversary of the completion of its initial public offering;
●
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
●
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

FRANKLIN BITCOIN ETF
FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements of the Trust and the Fund

FRANKLIN BITCOIN ETF
FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Index to Unaudited Financial Statements

Page
Combined Statements of Assets and Liabilities at September 30, 2025 and March 31, 2025 for Franklin Templeton Digital Holdings Trust	5
Combined Schedules of Investments at September 30, 2025 and March 31, 2025 for Franklin Templeton Digital Holdings Trust	6
Combined Statements of Operations for the three and six month periods ended September 30, 2025 and 2024 for Franklin Templeton Digital Holdings Trust	7
Combined Statements of Cash Flows for the six month periods ended September 30, 2025 and 2024 for Franklin Templeton Digital Holdings Trust	8
Combined Statements of Changes in Net Assets for the three and six month periods ended September 30, 2025 and 2024 for Franklin Templeton Digital Holdings Trust	9
Notes to the Combined Financial Statements for Franklin Templeton Digital Holdings Trust	10
Statements of Assets and Liabilities at September 30, 2025 and March 31, 2025 for Franklin Bitcoin ETF	15
Schedules of Investments at September 30, 2025 and March 31, 2025 for Franklin Bitcoin ETF	16
Statements of Operations for the three and six month periods ended September 30, 2025 and 2024 for Franklin Bitcoin ETF	17
Statements of Cash Flows for the six month periods ended September 30, 2025 and 2024 for Franklin Bitcoin ETF	18
Statements of Changes in Net Assets for the three and six month periods ended September 30, 2025 and 2024 for Franklin Bitcoin ETF	19
Notes to Financial Statements for Franklin Bitcoin ETF	20

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Assets and Liabilities (Unaudited)

	September 30, 2025	March 31, 2025
Assets
Investment in bitcoin, at fair value(a)	$661,347,104	$411,158,674
Total assets	661,347,104	411,158,674

Liabilities
Sponsor's fee payable	296,639	301,331
Total liabilities	296,639	301,331
Commitments and contingencies (Note 7)
Net assets	$661,050,465	$410,857,343

Shares issued and outstanding(b)	10,000,000	8,550,000
Net asset value per Share	$66.11	$48.05

(a)
Cost of investment in bitcoin: $423,536,877 at September 30, 2025 and $313,983,408 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Schedules of Investments (Unaudited)

September 30, 2025
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	5,789.9639	$423,536,877	$661,347,104	100.04%
Total investments	5,789.9639	$423,536,877	$661,347,104	100.04%
Less liabilities			(296,639)	(0.04)%
Net assets			$661,050,465	100.00%

March 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	4,956.3464	$313,983,408	$411,158,674	100.07%
Total investments	4,956.3464	$313,983,408	$411,158,674	100.07%
Less liabilities			(301,331)	(0.07)%
Net assets			$410,857,343	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Operations (Unaudited)

	For the Three Months Ended September 30		For the Six Months Ended September 30,
	2025	2024	2025	2024
Expenses
Sponsor's fee	$296,673	$192,723	$533,982	$368,406
Less waiver	-	(69,438)	-	(245,121)
Total expenses	296,673	123,285	533,982	123,285
Net investment loss	(296,673)	(123,285)	(533,982)	(123,285)

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	7,290,973	(1,325,741)	16,310,184	(1,156,994)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	21,116,054	4,121,057	140,634,961	(32,337,968)
Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	28,407,027	2,795,316	156,945,145	(33,494,962)
Net increase (decrease) in net assets resulting from operations	$28,110,354	$2,672,031	$156,411,163	$(33,618,247)
Net increase (decrease) in net assets per Share(a)	$3.00	$0.23	$17.23	$(3.18)

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2025	For the Six Months Ended September 30, 2024

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$156,411,163	$(33,618,247)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(148,387,208)	(209,726,374)
Sales of bitcoin	55,143,923	65,776,280
Net realized (gain) loss on investment in bitcoin	(16,310,184)	1,156,994
Net change in unrealized (appreciation) depreciation	(140,634,961)	32,337,968
Change in operating assets and liabilities:
Sponsor's fee payable	(4,692)	65,596
Net cash provided by (used in) operating activities	$(93,781,959)	$(144,007,783)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$148,387,208	$209,726,374
Payments on Shares redeemed	(54,605,249)	(65,718,591)
Net cash provided by (used in) financing activities	$93,781,959	$144,007,783

Cash
Net decrease in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024

Net assets, beginning of period	$559,429,215	$373,054,934	$410,857,343	$341,901,105
Net investment loss	(296,673)	(123,285)	(533,982)	(123,285)
Net realized gain (loss) on investment in bitcoin	7,290,973	(1,325,741)	16,310,184	(1,156,994)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	21,116,054	4,121,057	140,634,961	(32,337,968)
Net increase (decrease) in net assets resulting from operations	28,110,354	2,672,031	156,411,163	(33,618,247)
Capital Share Transactions:
Contributions for Shares issued	92,885,565	107,983,445	148,387,208	209,726,374
Distributions for Shares redeemed	(19,374,669)	(31,419,769)	(54,605,249)	(65,718,591)
Net increase (decrease) in net assets from capital share transactions	73,510,896	76,563,676	93,781,959	144,007,783
Net assets, end of period	$661,050,465	$452,290,641	$661,050,465	$452,290,641

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

The accompanying Combined Statements of Assets and Liabilities and Combined Schedules of Investments at September 30, 2025 and March 31, 2025 and the Combined Statements of Operations, Combined Statements of Cash Flows and Combined Statements of Changes in Net Assets for the period ended September 30, 2025 and September 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

On September 30, 2025 and March 31, 2025, the value of the bitcoin held by the Fund is categorized as Level 1.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the quarter ended September 30, 2025, the Fund accrued the Sponsor’s Fee of $296,639.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2025 and March 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from July 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount^
Balance at July 1, 2025	8,900,000	$260,699,671
Creation of Shares	1,400,000	92,885,565
Redemption of Shares	(300,000)	(19,374,669)
Balance at September 30, 2025	10,000,000	$334,210,567

Changes in the Shares for the quarter July 1, 2024 to September 30, 2024 are as follows:

	Shares	Amount^
Balance at July 1, 2024	10,150,000	$348,068,049
Creation of Shares	3,050,000	107,983,445
Redemption of Shares	(950,000)	(31,419,769)
Balance at September 30, 2024	12,250,000	$424,631,725

Changes in the Shares for the period April 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	8,550,000	$240,428,608
Creation of Shares	2,450,000	148,387,208
Redemption of Shares	(1,000,000)	(54,605,249)
Balance at September 30, 2025	10,000,000	$334,210,567

Changes in the Shares for the period April 1, 2024 to September 30, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	5,850,000	209,726,374
Redemption of Shares	(1,950,000)	(65,718,591)
Balance at September 30, 2024	12,250,000	$424,631,725

^ Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3. INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter July 1, 2025 to September 30, 2025:

	Amount in bitcoin	Amount in US$
Balance at July 1, 2025	5,155.3659	$559,666,521
Bitcoin purchased for the creation of Shares	810.3845	92,885,565
Bitcoin sold for the redemption of Shares	(173.6506)	(19,374,669)
Principal on bitcoin sales to pay expenses	(2.1359)	(237,340)
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	–	7,290,973
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	21,116,054
Balance at September 30, 2025	5,789.9639	$661,347,104

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter July 1, 2024 to September 30, 2024:

	Amount in bitcoin	Amount in US$
Balance at July 1, 2024	5,886.9982	$373,054,955
Bitcoin purchased for the creation of Shares	1,768.8331	107,983,297
Bitcoin sold for the redemption of Shares	(550.9655)	(31,419,621)
Principal on bitcoin sales to pay expenses	(1.0170)	(57,689)
Net realized gain (loss) from bitcoin sold for the redemption of shares	–	(1,325,741)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	4,121,057
Balance at September 30, 2024	7,103.8488	$452,356,258

The following represents the changes in quantity of bitcoin held and the respective fair value during the six months April 1, 2025 to September 30, 2025:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2025	4,956.3464	$411,158,674
Bitcoin purchased for the creation of Shares	1,418.5352	148,387,208
Bitcoin sold for the redemption of Shares	(579.0817)	(54,605,249)
Principal on bitcoin sales to pay expenses	(5.8360)	(538,674)
Net realized gain (loss) from bitcoin sold for the redemption of shares	–	16,310,184
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	140,634,961
Balance at September 30, 2025	5,789.9639	$661,347,104

The following represents the changes in quantity of bitcoin held and the respective fair value during the six months April 1, 2024 to September 30, 2024:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin purchased for the creation of Shares	3,392.8311	209,726,374
Bitcoin sold for the redemption of Shares	(1,130.9639)	(65,718,591)
Principal on bitcoin sales to pay expenses	(1.0170)	(57,689)
Net realized gain (loss) from bitcoin sold for the redemption of shares	–	(1,156,994)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	(32,337,968)
Balance at September 30, 2024	7,103.8488	$452,356,258

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2025 and March 31, 2025, no shares of the Fund were held by any related party.

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

6. COMBINED FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2025	2024		2025	2024

Net asset value per Share, beginning of period	$62.86	$36.75		$48.05	$40.95
Net investment loss(a)	(0.03)	(0.01)		(0.06)	(0.01)
Net realized and unrealized gain (loss) on investment in bitcoin	3.28	0.18		18.12	(4.02)
Net change in net assets from operations(b)	3.25	0.17		18.06	(4.03)
Net asset value per Share, end of period	$66.11	$36.92		$66.11	$36.92

Total return, at net asset value(c)(d)	5.17%	0.46%		37.59%	(9.84)%

Ratio to average net assets(e)
Net investment loss	(0.19)%	(0.12)%		(0.19)%	(0.06)%
Gross expenses	0.19%	0.19%		0.19%	0.19%
Net expenses	0.19%	0.12	%(f)	0.19%	0.06	%(f)

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

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Assets and Liabilities (Unaudited)

	September 30, 2025	March 31, 2025
Assets
Investment in bitcoin, at fair value (a)	$661,347,104	$411,158,674
Total assets	661,347,104	411,158,674

Liabilities
Sponsor's fee payable	296,639	301,331
Total liabilities	296,639	301,331
Commitments and contingencies (Note 7)
Net assets	$661,050,465	$410,857,343

Shares issued and outstanding (b)	10,000,000	8,550,000
Net asset value per Share	$66.11	$48.05

(a)
Cost of investment in bitcoin: $423,536,877 at September 30, 2025 and $313,983,408 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Schedules of Investments (Unaudited)

September 30, 2025
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	5,789.9639	$423,536,877	$661,347,104	100.04%
Total investments	5,789.9639	$423,536,877	$661,347,104	100.04%
Less liabilities			(296,639)	(0.04)%
Net assets			$661,050,465	100.00%

March 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	4,956.3464	$313,983,408	$411,158,674	100.07%
Total investments	4,956.3464	$313,983,408	$411,158,674	100.07%
Less liabilities			(301,331)	(0.07)%
Net assets			$410,857,343	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Expenses
Sponsor's fee	$296,673	$192,723	$533,982	$368,406
Less waiver	-	(69,438)	-	(245,121)
Total expenses	296,673	123,285	533,982	123,285
Net investment loss	(296,673)	(123,285)	(533,982)	(123,285)

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	7,290,973	(1,325,741)	16,310,184	(1,156,994)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	21,116,054	4,121,057	140,634,961	(32,337,968)
Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	28,407,027	2,795,316	156,945,145	(33,494,962)
Net increase (decrease) in net assets resulting from operations	$28,110,354	$2,672,031	$156,411,163	$(33,618,247)
Net increase (decrease) in net assets per Share(a)	$3.00	$0.23	$17.23	$(3.18)

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2025	For the Six Months Ended September 30, 2024

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$156,411,163	$(33,618,247)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(148,387,208)	(209,726,374)
Sales of bitcoin	55,143,923	65,776,280
Net realized (gain) loss on investment in bitcoin	(16,310,184)	1,156,994
Net change in unrealized (appreciation) depreciation	(140,634,961)	32,337,968
Change in operating assets and liabilities:
Sponsor's fee payable	(4,692)	65,596
Net cash provided by (used in) operating activities	$(93,781,959)	$(144,007,783)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$148,387,208	$209,726,374
Payments on Shares redeemed	(54,605,249)	(65,718,591)
Net cash provided by (used in) financing activities	$93,781,959	$144,007,783

Cash
Net decrease in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024

Net assets, beginning of period	$559,429,215	$373,054,934	$410,857,343	$341,901,105
Net investment loss	(296,673)	(123,285)	(533,982)	(123,285)
Net realized gain (loss) on investment in bitcoin	7,290,973	(1,325,741)	16,310,184	(1,156,994)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	21,116,054	4,121,057	140,634,961	(32,337,968)
Net increase (decrease) in net assets resulting from operations	28,110,354	2,672,031	156,411,163	(33,618,247)
Capital Share Transactions:
Contributions for Shares issued	92,885,565	107,983,445	148,387,208	209,726,374
Distributions for Shares redeemed	(19,374,669)	(31,419,769)	(54,605,249)	(65,718,591)
Net increase (decrease) in net assets from capital share transactions	73,510,896	76,563,676	93,781,959	144,007,783
Net assets, end of period	$661,050,465	$452,290,641	$661,050,465	$452,290,641

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

The accompanying Statements of Assets and Liabilities and Schedules of Investments at September 30, 2025 and March 31, 2025 and the Statements of Operations, Statements of Cash Flows and Statements of Changes in Net Assets for the period ended September 30, 2025 and September 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

2.1. Basis of Presentation

The Sponsor has determined that the Fund falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

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

On September 30, 2025 and March 31, 2025, the value of the bitcoin held by the Fund is categorized as Level 1.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the quarter ended September 30, 2025, the Fund accrued the Sponsor’s Fee of $296,639.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2025 and March 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from July 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount^
Balance at July 1, 2025	8,900,000	$260,699,671
Creation of Shares	1,400,000	92,885,565
Redemption of Shares	(300,000)	(19,374,669)
Balance at September 30, 2025	10,000,000	$334,210,567

Changes in the Shares for the quarter July 1, 2024 to September 30, 2024 are as follows:

	Shares	Amount^
Balance at July 1, 2024	10,150,000	$348,068,049
Creation of Shares	3,050,000	107,983,445
Redemption of Shares	(950,000)	(31,419,769)
Balance at September 30, 2024	12,250,000	$424,631,725

Changes in the Shares for the period April 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	8,550,000	$240,428,608
Creation of Shares	2,450,000	148,387,208
Redemption of Shares	(1,000,000)	(54,605,249)
Balance at September 30, 2025	10,000,000	$334,210,567

Changes in the Shares for the period April 1, 2024 to September 30, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	5,850,000	209,726,374
Redemption of Shares	(1,950,000)	(65,718,591)
Balance at September 30, 2024	12,250,000	$424,631,725

^ Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3. INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter July 1, 2025 to September 30, 2025:

	Amount in bitcoin	Amount in US$
Balance at July 1, 2025	5,155.3659	$559,666,521
Bitcoin purchased for the creation of Shares	810.3845	92,885,565
Bitcoin sold for the redemption of Shares	(173.6506)	(19,374,669)
Principal on bitcoin sales to pay expenses	(2.1359)	(237,340)
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	–	7,290,973
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	21,116,054
Balance at September 30, 2025	5,789.9639	$661,347,104

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter July 1, 2024 to September 30, 2024:

	Amount in bitcoin	Amount in US$
Balance at July 1, 2024	5,886.9982	$373,054,955
Bitcoin purchased for the creation of Shares	1,768.8331	107,983,297
Bitcoin sold for the redemption of Shares	(550.9655)	(31,419,621)
Principal on bitcoin sales to pay expenses	(1.0170)	(57,689)
Net realized gain (loss) from bitcoin sold for the redemption of shares	–	(1,325,741)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	4,121,057
Balance at September 30, 2024	7,103.8488	$452,356,258

The following represents the changes in quantity of bitcoin held and the respective fair value during the six months April 1, 2025 to September 30, 2025:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2025	4,956.3464	$411,158,674
Bitcoin purchased for the creation of Shares	1,418.5352	148,387,208
Bitcoin sold for the redemption of Shares	(579.0817)	(54,605,249)
Principal on bitcoin sales to pay expenses	(5.8360)	(538,674)
Net realized gain (loss) from bitcoin sold for the redemption of shares	–	16,310,184
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	140,634,961
Balance at September 30, 2025	5,789.9639	$661,347,104

The following represents the changes in quantity of bitcoin held and the respective fair value during the six months April 1, 2024 to September 30, 2024:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin purchased for the creation of Shares	3,392.8311	209,726,374
Bitcoin sold for the redemption of Shares	(1,130.9639)	(65,718,591)
Principal on bitcoin sales to pay expenses	(1.0170)	(57,689)
Net realized gain (loss) from bitcoin sold for the redemption of shares	–	(1,156,994)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	(32,337,968)
Balance at September 30, 2024	7,103.8488	$452,356,258

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2025 and March 31, 2025, no shares of the Fund were held by any related party.

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

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2025	2024		2025	2024

Net asset value per Share, beginning of period	$62.86	$36.75		$48.05	$40.95
Net investment loss(a)	(0.03)	(0.01)		(0.06)	(0.01)
Net realized and unrealized gain (loss) on investment in bitcoin	3.28	0.18		18.12	(4.02)
Net change in net assets from operations(b)	3.25	0.17		18.06	(4.03)
Net asset value per Share, end of period	$66.11	$36.92		$66.11	$36.92

Total return, at net asset value(c)(d)	5.17%	0.46%		37.59%	(9.84)%

Ratio to average net assets(e)
Net investment loss	(0.19)%	(0.12)%		(0.19)%	(0.06)%
Gross expenses	0.19%	0.19%		0.19%	0.19%
Net expenses	0.19%	0.12	%(f)	0.19%	0.06	%(f)

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from January 12, 2024 to August 2, 2024, the Sponsor waived a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. Fees accrued for the quarter ended September 30, 2025 were $296,639. Prior to the implementation of the waiver, for the one day period January 11, 2024, the Fund accrued the Sponsor fee of 0.29% ($21). In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Fund’s website for the Fund.

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

Discussion of Operations

At September 30, 2025, the Custodian held 5,789.9639 bitcoins on behalf of the Fund, with a market value of $661,347,104 (cost: $423,536,877) based on the Principal Market Price at period end.

Results of Operations for the three months ended September 30, 2025

For the three months ended September 30, 2025, 1,400,000 Shares were issued in exchange for 810.3845 of bitcoin and 300,000 Shares were redeemed in exchange for 173.6506 of bitcoin. The Fund’s NAV per Share began the period at $62.86 and ended the period at $66.11. The 5.17% increase in the Fund’s NAV from $62.86 at June 30, 2025 to $66.11 at September 30, 2025 is directly related to the 5.22% increase in the price of bitcoin. The Fund’s NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor’s fee of $296,673 for the period.

Net realized and change in unrealized gain on investment in bitcoin for the three months ended September 30, 2025, was approximately $28,407,027 which includes a realized gain of $93,759 on the sale of bitcoin to pay the Sponsor Fee, net realized gain on investment in bitcoin sold for redemptions of $7,197,214 and net change in unrealized appreciation on investment in bitcoin of approximately $21,116,054. Net realized and change in unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $108,560.00 per unit as of June 30, 2025 to $114,223.01 per unit as of September 30, 2025. Net increase in net assets resulting from operation was approximately $28,110,354 for the three months ended September 30, 2025, which consisted of the net realized and change in unrealized gain on investment in bitcoin of $28,407,027, offset by the Sponsor Fee of $296,673. Net assets increased to approximately $661,050,465 on September 30, 2025. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation and net capital share transactions of approximately of $73,510,896.

Results of Operations for the three months ended September 30, 2024

For the three months ended September 30, 2024, 3,050,000 Shares were issued in exchange for 1,768.8331 bitcoins and 950,000 Shares were redeemed in exchange for 550.9655 bitcoins. The Fund’s NAV per Share began the period at $36.75 and ended the period at $36.92. The increase in NAV per Share was due to a higher price of bitcoin of $63,677.63 at period end, which represented an increase of 0.49% from $63,369.30 at June 30, 2024.

The change in net assets from operations for the three months ended September 30, 2024 was $2,672,031, which was due to (i) payment of the Sponsor’s Fee of $192,723, (ii) Less waiver and reimbursement of $69,438, and (iii) a net change in realized gain (loss) from bitcoin sold for redemptions and unrealized appreciation on investment in bitcoin of $2,795,316.

Results of Operations for the six months ended September 30, 2025

For the six months ended September 30, 2025, 2,450,000 Shares were issued in exchange for 1,418.5352 of bitcoin and 1,000,000 Shares were redeemed in exchange for 579.0817 of bitcoin. The Fund’s NAV per Share began the period at $48.05 and ended the period at $66.11. The 37.59% increase in the Fund’s NAV from $48.05 at March 31, 2025 to $66.11 at September 30, 2025 is directly related to the 37.69% increase in the price of bitcoin. The Fund’s NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor’s fee of $533,982 for the period.

Net realized and change in unrealized gain on investment in bitcoin for the six months ended September 30, 2025, was approximately $156,945,145 which includes a realized gain of $157,400 on the sale of bitcoin to pay the Sponsor Fee, net realized gain on investment in bitcoin sold for redemptions of $16,152,784 and net change in unrealized appreciation on investment in bitcoin of approximately $140,634,961. Net realized and change in unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $82,956.00 per unit as of March 31, 2025 to $114,223.01 per unit as of September 30, 2025. Net increase in net assets resulting from operation was approximately $156,411,163 for the six months ended September 30, 2025, which consisted of the net realized and change in unrealized gain on investment in bitcoin of $156,945,145, offset by the Sponsor Fee of $533,982. Net assets increased to approximately $661,050,465 on September 30, 2025. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation and net capital share transactions of approximately of $93,781,959.

Results of Operations for the six months ended September 30, 2024

For the six months ended September 30, 2024, 5,850,000 Shares were issued in exchange for 3,392.8311 bitcoins and 1,950,000 Shares were redeemed in exchange for 1,130.9639 bitcoins. The Fund’s NAV per Share began the period at $40.95 and ended the period at $36.92. The decrease in NAV per Share was due to a lower price of bitcoin of $63,677.63 at period end, which represented a decrease of 9.80% from $70,596.99 at March 31, 2024.

For the six months ended September 30, 2024, net decrease in net assets resulting from operations was $33,618,247, which was due to (i) payment of the Sponsor’s Fee of $368,406, (ii) Less waiver and reimbursement of $245,121, and (iii) net realized loss and change in unrealized depreciation on investment in bitcoin of $33,494,962.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. From January 12, 2024 to August 2, 2024, the Sponsor waived a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. Fees accrued for the quarter ended September 30, 2025 were $296,639. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund.

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

Off-Balance Sheet Arrangements

At September 30, 2025 and March 31, 2025, the Fund as well as the Trust did not have any off-balance sheet arrangements

Historical Bitcoin Prices

Analysis of Movements in the Price of Bitcoin

As movements in the price of bitcoin are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of bitcoin. Past movements in the bitcoin price are not indicators of future movements.

The following chart shows movements in the price of bitcoin based on the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from July 1, 2025 to September 30, 2025.

The average, high, low and end-of-period bitcoin prices based on the CME CF Bitcoin Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period (1)	Last business day
July 1, 2025 to September 30, 2025	114,533.49	122,314.74	Aug 13, 2025	105,609.11	July 1, 2025	114,084.80	Sep 30, 2025

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

Part II. OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of November 13, 2025, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

Item 1A.
Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2025, which could materially affect our business, financial condition or future results. Except as noted below, there have been no material changes in our risk factors from those disclosed in our 2025 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Prices of bitcoin may be affected due to stablecoins (including Tether and USDC), the activities of stablecoin issuers and their regulatory treatment

While the Fund does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the bitcoin market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of bitcoin. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the bitcoin market. Like CBDCs, stablecoins could compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, artificially inflating the price of bitcoin, and also argue that those associated with certain stablecoins may be involved in laundering money.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the bitcoin market. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US$3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for bitcoin. A significant portion of the digital asset market continues to depend on stablecoins such as Tether and USDC. As such, any disruption in the operation or perceived stability of these stablecoins such as a disorderly de-pegging event or a loss of market confidence resulting in a run on reserves could lead to substantial market volatility across digital assets more broadly.

Additional risks such as operational failures (e.g., technical issues that prevent settlement), concerns regarding the adequacy or transparency of reserve assets backing stablecoins, the use of unbacked or undercollateralized stablecoins in potentially manipulative trading practices and regulatory scrutiny of stablecoin issuers or intermediaries, including exchanges that facilitate stablecoin transactions, may also adversely affect market confidence and liquidity. Further, these risks are underscored by recent legislative developments. On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”) was enacted, establishing a federal regulatory framework for payment stablecoins. The GENIUS Act will become effective on July 18, 2028. The GENUIS Act prohibits the issuance or use of payment stablecoins unless the issuer obtains a qualifying license and complies with a range of regulatory requirements, including reserve backing with liquid assets, redemption rights, governance standards, and operational transparency. The GENIUS Act also restricts the payment of interest on stablecoins and imposes oversight on both bank and nonbank issuers. The enactment of the GENIUS Act, or the removal or migration of prominent stablecoins from the Bitcoin network, could reduce the willingness of market participants to engage in digital asset transactions that rely on stablecoins, diminish liquidity in the bitcoin market, and adversely affect the price of bitcoin. Any such developments could, in turn, materially and adversely impact the value of the Shares.

Disruptions or other problems in the supply chain for bitcoin mining hardware and difficulties in obtaining new hardware could cause harm to the Bitcoin network

Manufacture, assembly and delivery of hardware and components for mining operations can be complex and protracted processes, in the course of which various problems could arise, including disruptions or delays in the supply chain, product quality control issues, as well as other external factors.

Mining operations can ordinarily only be profitable if the costs associated with bitcoin mining, including hardware costs, are lower than the price of bitcoin itself. In the course of the normal operation of bitcoin mining facilities, miners and other critical equipment and materials related to data center construction and maintenance, such as containers, switch gears, transformers and cables, will experience ordinary wear and tear and may also face more significant malfunctions. Declines in the condition of miners and other hardware will require bitcoin miners, over time, to repair or replace those miners.

Additionally, as the technology evolves, miners may be required to acquire newer models of mining hardware and machines to remain competitive in the market. Any upgrading process may require substantial capital investment, and miners may face challenges in doing so on a timely and cost-effective basis. The business of bitcoin miners will be subject to limitations inherent within the supply chain of their mining hardware equipment and components, including competitive, governmental, and legal limitations, and other events. For example, many miners will significantly rely on foreign imports to obtain mining hardware equipment and materials. Any global trade disruption, introductions of tariffs, trade barriers and bilateral trade frictions, together with any potential downturns in the global economy resulting therefrom, could adversely affect the necessary supply chains for mining hardware. Depending on the magnitude of such effects on the mining hardware supply chain, shipments of parts for mining hardware, or new mining hardware and equipment, may be delayed.

There are a small number of major suppliers of bitcoin mining hardware globally, and a significant amount of bitcoin mining hardware manufacturing is located in China. Mining hardware manufacturers may fail to supply the mining hardware due to their inability to manufacture sufficient mining hardware, whether due to shortages of components or resources such as semiconductors, or changes of laws and trade restrictions (including export/import restrictions, quotas or tariffs), or due to insolvency, or non-performance or default on their contracts. Trade policies such as export/import restrictions, quotas or tariffs may reduce the ability of bitcoin mining hardware suppliers to supply miners with bitcoin mining hardware or create a shortage or lack of components necessary for their manufacture or repair. If bitcoin miners are unable to source mining hardware from those suppliers (for example due to overwhelming global demand for bitcoin miners, or due to trade restrictions, or other causes) at commercially reasonable prices, or at all, and replacement or substitute sources of bitcoin mining hardware prove to be unavailable, there could be a negative impact on bitcoin mining globally. These could affect the Bitcoin network by making it more difficult for transactions to be confirmed, increase transaction costs, or affect the Bitcoin network’s security, among other negative effects, any of which could negatively affect the value of bitcoin and consequently the Shares.

Further, the first-generation application specific integrated circuit (“ASIC”) chips and other critical components for mining equipment may be subject to price fluctuations or shortages. For example, the ASIC chip is the key component of a mining machine as it determines the efficiency of the device. The production of ASIC chips typically requires highly sophisticated silicon wafers, which currently only a small number of fabrication facilities, or wafer foundries, in the world are capable of producing. There have been previous microchip shortages which led to price fluctuations and disruption in the supply of key bitcoin mining hardware components. ASIC chips have recently been subject to supply and demand fluctuations, significant price increases and shortages. Shortages of ASIC chips could create problems in the supply chain for bitcoin mining equipment, negatively affecting the Bitcoin network by making it more difficult for transactions to be confirmed or increasing transaction costs, or even affecting network security, which again could cause the value of bitcoin and the Shares to decline.

If regulators or public utilities take actions that restrict or otherwise impact mining activities, such actions could result in decreased security of a digital asset network, including the Bitcoin network, which could adversely affect the value of the Shares

Concerns have been raised about the electricity required to secure and maintain digital asset networks. Although measuring the electricity consumed by the process of securing and maintaining digital asset networks is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions.

The operations of digital asset networks can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations, in the case of proof-of-work networks. Additionally, miners on proof-of-work networks may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 6 Creation Units (comprising 300,000 Shares) during the quarter ended September 30, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2025 – July 31, 2025	-	$-
August 1, 2025 – August 31, 2025	150,000	65.63
September 1, 2025 – September 30, 2025	150,000	63.54

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

None.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the six-month period ended September 30, 2025.

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

Date: November 13, 2025

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.