Form 10-Q
period 2025-12-31
Franklin Templeton Digital Holdings Trust
filed 2026-02-17
CIK 1992870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025
or
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

The registrant had 10,250,000 outstanding shares as of February 4, 2026.

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

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST

Part I. FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and the Fund

FRANKLIN BITCOIN ETF
FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Index to Unaudited Financial Statements

Page
Combined Statements of Assets and Liabilities at December 31, 2025 and March 31, 2025 for Franklin Templeton Digital Holdings Trust	5
Combined Schedules of Investments at December 31, 2025 and March 31, 2025 for Franklin Templeton Digital Holdings Trust	6
Combined Statements of Operations for the three and nine month periods ended December 31, 2025 and 2024 for Franklin Templeton Digital Holdings Trust	7
Combined Statements of Cash Flows for the nine month periods ended December 31, 2025 and 2024 for Franklin Templeton Digital Holdings Trust	8
Combined Statements of Changes in Net Assets for the three and nine month periods ended December 31, 2025 and 2024 for Franklin Templeton Digital Holdings Trust	9
Notes to the Combined Financial Statements for Franklin Templeton Digital Holdings Trust	10
Statements of Assets and Liabilities at December 31, 2025 and March 31, 2025 for Franklin Bitcoin ETF	16
Schedules of Investments at December 31, 2025 and March 31, 2025 for Franklin Bitcoin ETF	17
Statements of Operations for the three and nine month periods ended December 31, 2025 and 2024 for Franklin Bitcoin ETF	18
Statements of Cash Flows for the nine month periods ended December 31, 2025 and 2024 for Franklin Bitcoin ETF	19
Statements of Changes in Net Assets for the three and nine month periods ended December 31, 2025 and 2024 for Franklin Bitcoin ETF	20
Notes to Financial Statements for Franklin Bitcoin ETF	21

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Assets and Liabilities (Unaudited)

	December 31, 2025		March 31, 2025
Assets
Investment in bitcoin, at fair value (a)	$500,957,877		$411,158,674
Bitcoin sold receivable	5,050,812		-
Total assets	506,008,689		411,158,674

Liabilities
Shares payable	5,050,865	(b)	-
Sponsor's fee payable	83,286		301,331
Total liabilities	5,134,151		301,331
Commitments and contingencies (Note 7)
Net assets	$500,874,538		$410,857,343

Shares issued and outstanding(c)	9,900,000		8,550,000
Net asset value per Share	$50.59		$48.05

(a)
Cost of investment in bitcoin: $426,448,438 at December 31, 2025 and $313,983,408 at March 31, 2025.
(b)
Pending adjustment for slippage of $53 upon settlement on January 2, 2026.
(c)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Schedules of Investments (Unaudited)

December 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	5,727.6529	$426,448,438	$500,957,877	100.02%
Total investments	5,727.6529	$426,448,438	$500,957,877	100.02%
Other assets less liabilities			(83,339)	(0.02)%
Net assets			$500,874,538	100.00%

March 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	4,956.3464	$313,983,408	$411,158,674	100.07%
Total investments	4,956.3464	$313,983,408	$411,158,674	100.07%
Other assets less liabilities			(301,331)	(0.07)%
Net assets			$410,857,343	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Operations (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Expenses
Sponsor's fee	$278,172	$295,795	$812,154	$664,201
Less waiver	-	-	-	(245,121)
Total expenses	278,172	295,795	812,154	419,080
Net investment loss	(278,172)	(295,795)	(812,154)	(419,080)

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	6,465,881	2,814,719	22,776,065	1,657,725
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(163,300,788)	211,365,660	(22,665,827)	179,027,692
Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	(156,834,907)	214,180,379	110,238	180,685,417
Net increase (decrease) in net assets resulting from operations	$(157,113,079)	$213,884,584	$(701,916)	$180,266,337
Net increase (decrease) in net assets per Share(a)	$(15.66)	$16.75	$(0.07)	$15.94

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Cash Flows (Unaudited)

	For the Nine Months Ended December 31, 2025	For the Nine Months Ended December 31, 2024

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(701,916)	$180,266,337
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(177,354,133)	(278,780,084)
Sales of bitcoin	82,614,409	89,500,820
Net realized (gain) loss on investment in bitcoin	(22,776,065)	(1,657,725)
Net change in unrealized (appreciation) depreciation	22,665,827	(179,027,692)
Change in operating assets and liabilities:
Sponsor's fee payable	(218,045)	295,712
Net cash provided by (used in) operating activities	$(95,769,923)	$(189,402,632)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$177,354,133	$278,780,084
Payments on Shares redeemed	(81,584,210)	(89,377,452)
Net cash provided by (used in) financing activities	$95,769,923	$189,402,632

Cash
Net decrease in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

Net assets, beginning of period	$661,050,465	$452,290,641	$410,857,343	$341,901,105
Net investment loss	(278,172)	(295,795)	(812,154)	(419,080)
Net realized gain (loss) on investment in bitcoin	6,465,881	2,814,719	22,776,065	1,657,725
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(163,300,788)	211,365,660	(22,665,827)	179,027,692
Net increase (decrease) in net assets resulting from operations	(157,113,079)	213,884,584	(701,916)	180,266,337
Capital Share Transactions:
Contributions for Shares issued	28,966,925	69,053,710	177,354,133	278,780,084
Distributions for Shares redeemed	(32,029,773)	(23,658,861)	(86,635,022)	(89,377,452)
Net increase (decrease) in net assets from capital share transactions	(3,062,848)	45,394,849	90,719,111	189,402,632
Net assets, end of period	$500,874,538	$711,570,074	$500,874,538	$711,570,074

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

The Fund issues and redeems Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. As of the period covered by this report, Creation Units are issued and redeemed in exchange for cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZBC”. The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

The accompanying Combined Statements of Assets and Liabilities and Combined Schedules of Investments at December 31, 2025 and March 31, 2025 and the Combined Statements of Operations, Combined Statements of Cash Flows and Combined Statements of Changes in Net Assets for the periods ended December 31, 2025 and December 31, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

2.3. Valuation of Bitcoin

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Bitcoin is priced at 11:59:59 PM ET. The Trust determines the fair value of bitcoin based on the price provided by the bitcoin market that the Trust considers its “Principal Market” as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s bitcoin holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for bitcoin as of the Fund’s financial statement measurement date.

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

On December 31, 2025 and March 31, 2025, the value of the bitcoin held by the Fund is categorized as Level 1.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the quarter ended December 31, 2025, the Fund accrued the Sponsor’s Fee of $278,172.

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

2.5. Bitcoin Receivable and Payable

Bitcoin receivable or payable represents the quantity of bitcoin covered by contractually binding orders for the creation or redemption of Shares respectively, where the bitcoin has not yet been transferred to or from the Fund's account. Generally, ownership of the bitcoin is transferred within one business day of the trade date.

2.6. Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of December 31, 2025 and March 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7. Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of bitcoin and/or cash as determined by the Administrator on each day that Cboe BZX Exchange is open for regular trading.

For cash creation transactions, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of bitcoin represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For cash redemption transactions, the Sponsor will arrange for the bitcoin represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of bitcoin has been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Bitcoin Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

As of the end of the period covered by this report, the Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares in the manner as described above.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of bitcoin and the trading price of the Shares on the Cboe BZX Exchange Inc. at the time of the offer. Shares offered at different times may have different offering prices.

Changes in the Shares for the quarter from October 1, 2025 to December 31, 2025 are as follows:

	Shares	Amount^
Balance at October 1, 2025	10,000,000	$334,210,567
Creation of Shares	500,000	28,966,925
Redemption of Shares	(600,000)	(32,029,773)
Balance at December 31, 2025	9,900,000	$331,147,719

Changes in the Shares for the quarter October 1, 2024 to December 31, 2024 are as follows:

	Shares	Amount^
Balance at October 1, 2024	12,250,000	$424,631,725
Creation of Shares	1,500,000	69,053,710
Redemption of Shares	(600,000)	(23,658,861)
Balance at December 31, 2024	13,150,000	$470,026,574

Changes in the Shares for the nine months from April 1, 2025 to December 31, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	8,550,000	$240,428,608
Creation of Shares	2,950,000	177,354,133
Redemption of Shares	(1,600,000)	(86,635,022)
Balance at December 31, 2025	9,900,000	$331,147,719

Changes in the Shares for the nine months from April 1, 2024 to December 31, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	7,350,000	278,780,084
Redemption of Shares	(2,550,000)	(89,377,452)
Balance at December 31, 2024	13,150,000	$470,026,574

^ Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3. INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter from October 1, 2025 to December 31, 2025

	Amount in bitcoin	Amount in US$
Balance at October 1, 2025	5,789.9639	$661,347,104
Bitcoin purchased for the creation of Shares	289.3033	28,966,925
Bitcoin sold for the redemption of Shares	(347.1368)	(32,029,773)
Principal on bitcoin sales to pay expenses	(4.4775)	(491,472)
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	–	6,465,881
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	(163,300,788)
Balance at December 31, 2025	5,727.6529	$500,957,877

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter from October 1, 2024 to December 31, 2024:

	Amount in bitcoin	Amount in US$
Balance at October 1, 2024	7,103.8488	$452,356,258
Bitcoin purchased for the creation of Shares	869.5836	69,053,710
Bitcoin sold for the redemption of Shares	(347.8288)	(23,658,861)
Principal on bitcoin sales to pay expenses	(1.0863)	(65,679)
Net realized gain (loss) from bitcoin sold for the redemption of shares	–	2,814,719
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	211,365,660
Balance at December 31, 2024	7,624.5173	$711,865,807

The following represents the changes in quantity of bitcoin held and the respective fair value during the nine months April 1, 2025 to December 31, 2025:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2025	4,956.3464	$411,158,674
Bitcoin purchased for the creation of Shares	1,707.8385	177,354,133
Bitcoin sold for the redemption of Shares	(926.2185)	(86,635,022)
Principal on bitcoin sales to pay expenses	(10.3135)	(1,030,146)
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	–	22,776,065
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	(22,665,827)
Balance at December 31, 2025	5,727.6529	$500,957,877

The following represents the changes in quantity of bitcoin held and the respective fair value during the nine months April 1, 2024 to December 31, 2024:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin purchased for the creation of Shares	4,262.4171	278,780,084
Bitcoin sold for the redemption of Shares	(1,478.7943)	(89,377,452)
Principal on bitcoin sales to pay expenses	(2.1041)	(123,368)
Net realized gain (loss) from bitcoin sold for the redemption of shares	–	1,657,725
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	179,027,692
Balance at December 31, 2024	7,624.5173	$711,865,807

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2025 and March 31, 2025, no shares of the Fund were held by any related party.

5. CONCENTRATION OF RISK

The Fund holds only bitcoin, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Fund. The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of bitcoin and the Shares may include an increase in the global bitcoin supply or a decrease in global bitcoin demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the bitcoin network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated; and forks in the bitcoin network, among other things.

6. COMBINED FINANCIAL HIGHLIGHTS

	For the Three Months		For the Three Months
	Ended December 31,		Ended December 31,
	2025	2024	2025	2024

Net asset value per Share, beginning of period	$66.11	$36.92	$48.05	$40.95
Net investment loss(a)	(0.03)	(0.02)	(0.09)	(0.04)
Net realized and unrealized gain (loss) on investment in bitcoin	(15.49)	17.21	2.63	13.20
Net change in net assets from operations(b)	(15.52)	17.19	2.54	13.16
Net asset value per Share, end of period	$50.59	$54.11	$50.59	$54.11

Total return, at net asset value(c)(d)	(23.48)%	46.56%	5.29%	32.14%

Ratio to average net assets(e)
Net investment loss	(0.19)%	(0.19)%	(0.19)%	(0.12)%
Gross expenses	0.19%	0.19%	0.19%	0.19%
Net expenses	0.19%	0.19%	0.19%	0.12	%(f)

(a)	Calculated using average Shares outstanding.
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

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Assets and Liabilities (Unaudited)

	December 31, 2025		March 31, 2025
Assets
Investment in bitcoin, at fair value(a)	$500,957,877		$411,158,674
Bitcoin sold receivable	5,050,812		-
Total assets	506,008,689		411,158,674

Liabilities
Shares payable	5,050,865	(b)	-
Sponsor's fee payable	83,286		301,331
Total liabilities	5,134,151		301,331
Commitments and contingencies (Note 7)
Net assets	$500,874,538		$410,857,343

Shares issued and outstanding(c)	9,900,000		8,550,000
Net asset value per Share	$50.59		$48.05

(a)
Cost of investment in bitcoin: $426,448,438 at December 31, 2025 and $313,983,408 at March 31, 2025.
(b)
Pending adjustment for slippage of $53 upon settlement on January 2, 2026.
(c)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Schedules of Investments (Unaudited)

December 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	5,727.6529	$426,448,438	$500,957,877	100.02%
Total investments	5,727.6529	$426,448,438	$500,957,877	100.02%
Other assets less liabilities			(83,339)	(0.02)%
Net assets			$500,874,538	100.00%

March 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	4,956.3464	$313,983,408	$411,158,674	100.07%
Total investments	4,956.3464	$313,983,408	$411,158,674	100.07%
Other assets less liabilities			(301,331)	(0.07)%
Net assets			$410,857,343	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Operations (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Expenses
Sponsor's fee	$278,172	$295,795	$812,154	$664,201
Less waiver	-	-	-	(245,121)
Total expenses	278,172	295,795	812,154	419,080
Net investment loss	(278,172)	(295,795)	(812,154)	(419,080)

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	6,465,881	2,814,719	22,776,065	1,657,725
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(163,300,788)	211,365,660	(22,665,827)	179,027,692
Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	(156,834,907)	214,180,379	110,238	180,685,417
Net increase (decrease) in net assets resulting from operations	$(157,113,079)	$213,884,584	$(701,916)	$180,266,337
Net increase (decrease) in net assets per Share(a)	$(15.66)	$16.75	$(0.07)	$15.94

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Cash Flows (Unaudited)

	For the Nine Months Ended December 31, 2025	For the Nine Months Ended December 31, 2024

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(701,916)	$180,266,337
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(177,354,133)	(278,780,084)
Sales of bitcoin	82,614,409	89,500,820
Net realized (gain) loss on investment in bitcoin	(22,776,065)	(1,657,725)
Net change in unrealized (appreciation) depreciation	22,665,827	(179,027,692)
Change in operating assets and liabilities:
Sponsor's fee payable	(218,045)	295,712
Net cash provided by (used in) operating activities	$(95,769,923)	$(189,402,632)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$177,354,133	$278,780,084
Payments on Shares redeemed	(81,584,210)	(89,377,452)
Net cash provided by (used in) financing activities	$95,769,923	$189,402,632

Cash
Net decrease in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

Net assets, beginning of period	$661,050,465	$452,290,641	$410,857,343	$341,901,105
Net investment loss	(278,172)	(295,795)	(812,154)	(419,080)
Net realized gain (loss) on investment in bitcoin	6,465,881	2,814,719	22,776,065	1,657,725
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(163,300,788)	211,365,660	(22,665,827)	179,027,692
Net increase (decrease) in net assets resulting from operations	(157,113,079)	213,884,584	(701,916)	180,266,337
Capital Share Transactions:
Contributions for Shares issued	28,966,925	69,053,710	177,354,133	278,780,084
Distributions for Shares redeemed	(32,029,773)	(23,658,861)	(86,635,022)	(89,377,452)
Net increase (decrease) in net assets from capital share transactions	(3,062,848)	45,394,849	90,719,111	189,402,632
Net assets, end of period	$500,874,538	$711,570,074	$500,874,538	$711,570,074

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

The Fund issues and redeems Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. As of the period covered by this report, Creation Units are issued and redeemed in exchange for cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZBC”. The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Fund is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

The accompanying Statements of Assets and Liabilities and Schedules of Investments at December 31, 2025 and March 31, 2025 and the Statements of Operations, Statements of Cash Flows and Statements of Changes in Net Assets for the periods ended December 31, 2025 and December 31, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

2.3. Valuation of Bitcoin

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Bitcoin is priced at 11:59:59 PM ET. The Fund determines the fair value of bitcoin based on the price provided by the bitcoin market that the Fund considers its “Principal Market” as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s bitcoin holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for bitcoin as of the Fund’s financial statement measurement date.

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

On December 31, 2025 and March 31, 2025, the value of the bitcoin held by the Fund is categorized as Level 1.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the quarter ended December 31, 2025, the Fund accrued the Sponsor’s Fee of $278,172.

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

2.5. Bitcoin Receivable and Payable

Bitcoin receivable or payable represents the quantity of bitcoin covered by contractually binding orders for the creation or redemption of Shares respectively, where the bitcoin has not yet been transferred to or from the Fund's account. Generally, ownership of the bitcoin is transferred within one business day of the trade date.

2.6. Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of December 31, 2025 and March 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7. Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of bitcoin and/or cash as determined by the Administrator on each day that Cboe BZX Exchange is open for regular trading.

For cash creation transactions, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of bitcoin represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For cash redemption transactions, the Sponsor will arrange for the bitcoin represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of bitcoin has been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Bitcoin Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

As of the end of the period covered by this report, the Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares in the manner as described above.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of bitcoin and the trading price of the Shares on the Cboe BZX Exchange Inc. at the time of the offer. Shares offered at different times may have different offering prices.

Changes in the Shares for the quarter from October 1, 2025 to December 31, 2025 are as follows:

	Shares	Amount^
Balance at October 1, 2025	10,000,000	$334,210,567
Creation of Shares	500,000	28,966,925
Redemption of Shares	(600,000)	(32,029,773)
Balance at December 31, 2025	9,900,000	$331,147,719

Changes in the Shares for the quarter October 1, 2024 to December 31, 2024 are as follows:

	Shares	Amount^
Balance at October 1, 2024	12,250,000	$424,631,725
Creation of Shares	1,500,000	69,053,710
Redemption of Shares	(600,000)	(23,658,861)
Balance at December 31, 2024	13,150,000	$470,026,574

Changes in the Shares for the nine months from April 1, 2025 to December 31, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	8,550,000	$240,428,608
Creation of Shares	2,950,000	177,354,133
Redemption of Shares	(1,600,000)	(86,635,022)
Balance at December 31, 2025	9,900,000	$331,147,719

Changes in the Shares for the nine months from April 1, 2024 to December 31, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	7,350,000	278,780,084
Redemption of Shares	(2,550,000)	(89,377,452)
Balance at December 31, 2024	13,150,000	$470,026,574

^ Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3. INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter from October 1, 2025 to December 31, 2025:

	Amount in bitcoin	Amount in US$
Balance at October 1, 2025	5,789.9639	$661,347,104
Bitcoin purchased for the creation of Shares	289.3033	28,966,925
Bitcoin sold for the redemption of Shares	(347.1368)	(32,029,773)
Principal on bitcoin sales to pay expenses	(4.4775)	(491,472)
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	–	6,465,881
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	(163,300,788)
Balance at December 31, 2025	5,727.6529	$500,957,877

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter from October 1, 2024 to December 31, 2024:

	Amount in bitcoin	Amount in US$
Balance at October 1, 2024	7,103.8488	$452,356,258
Bitcoin purchased for the creation of Shares	869.5836	69,053,710
Bitcoin sold for the redemption of Shares	(347.8288)	(23,658,861)
Principal on bitcoin sales to pay expenses	(1.0863)	(65,679)
Net realized gain (loss) from bitcoin sold for the redemption of shares	–	2,814,719
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	211,365,660
Balance at December 31, 2024	7,624.5173	$711,865,807

The following represents the changes in quantity of bitcoin held and the respective fair value during the nine months April 1, 2025 to December 31, 2025:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2025	4,956.3464	$411,158,674
Bitcoin purchased for the creation of Shares	1,707.8385	177,354,133
Bitcoin sold for the redemption of Shares	(926.2185)	(86,635,022)
Principal on bitcoin sales to pay expenses	(10.3135)	(1,030,146)
Net realized gain (loss) from bitcoin sold for the redemption of shares	–	22,776,065
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	(22,665,827)
Balance at December 31, 2025	5,727.6529	$500,957,877

The following represents the changes in quantity of bitcoin held and the respective fair value during the nine months April 1, 2024 to December 31, 2024:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin purchased for the creation of Shares	4,262.4171	278,780,084
Bitcoin sold for the redemption of Shares	(1,478.7943)	(89,377,452)
Principal on bitcoin sales to pay expenses	(2.1041)	(123,368)
Net realized gain (loss) from bitcoin sold for the redemption of shares	–	1,657,725
Net change in unrealized appreciation (depreciation) on investment in bitcoin	–	179,027,692
Balance at December 31, 2024	7,624.5173	$711,865,807

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2025 and March 31, 2025, no shares of the Fund were held by any related party.

5. CONCENTRATION OF RISK

The Fund holds only bitcoin, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Fund. The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of bitcoin and the Shares may include an increase in the global bitcoin supply or a decrease in global bitcoin demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the bitcoin network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated; and forks in the bitcoin network, among other things.

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

Net asset value per Share, beginning of period	$66.11	$36.92	$48.05	$40.95
Net investment loss(a)	(0.03)	(0.02)	(0.09)	(0.04)
Net realized and unrealized gain (loss) on investment in bitcoin	(15.49)	17.21	2.63	13.20
Net change in net assets from operations(b)	(15.52)	17.19	2.54	13.16
Net asset value per Share, end of period	$50.59	$54.11	$50.59	$54.11

Total return, at net asset value(c)(d)	(23.48)%	46.56%	5.29%	32.14%

Ratio to average net assets(e)
Net investment loss	(0.19)%	(0.19)%	(0.19)%	(0.12)%
Gross expenses	0.19%	0.19%	0.19%	0.19%
Net expenses	0.19%	0.19%	0.19%	0.12	%(f)

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

The Fund issues and redeems Shares only to eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are redeemable only by Authorized Participants. Individual Shares will not be redeemed by the Fund. As of the period covered by this report, Creation Units are issued and redeemed in exchange for cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZBC”. The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from January 12, 2024 to August 2, 2024, the Sponsor waived a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. Prior to the implementation of the waiver, for the one day period January 11, 2024, the Fund accrued the Sponsor fee of 0.29% ($21). In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Fund’s website for the Fund. Fees accrued for the quarter ended December 31, 2025 were $278,172.

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

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Trust’s bitcoin using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s bitcoins are carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of bitcoin based on the price provided by the bitcoin market that the Trust considers its “principal market” as of 11:59:59 PM, ET on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share”.

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

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitute for Principal Market NAV and Principal Market NAV per Share, respectively.

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

Discussion of Operations

At December 31, 2025, the Custodian held 5,727.6529 bitcoins on behalf of the Fund, with a market value of $500,957,877 (cost: $426,448,438) based on the Principal Market Price at period end.

Results of Operations for the quarter ended December 31, 2025

For the three months ended December 31, 2025, 500,000 Shares were issued in exchange for 289.3033 bitcoins and 600,000 Shares were redeemed in exchange for 347.1368 bitcoins. The Fund’s NAV per Share began the quarter at $66.11 and ended the quarter at $50.59. The 23.48% decrease in the Fund’s NAV from $66.11 at September 30, 2025 to $50.59 at December 31, 2025 is directly related to the 23.43% decrease in the price of bitcoin. The Fund’s NAV decreased slightly more than the price of bitcoin on a percentage basis due to the Sponsor’s fee of $278,172 for the quarter.

Net realized and change in unrealized loss on investment in bitcoin for the three months ended December 31, 2025, was approximately $156,834,907 which includes a realized gain of $161,331 on the sale of bitcoin to pay the Sponsor Fee, net realized gain on investment in bitcoin sold for redemptions of $6,304,550 and net change in unrealized depreciation on investment in bitcoin of approximately $163,300,788. Net realized and change in unrealized loss on investment in bitcoin for the period was driven by bitcoin price depreciation from $114,223.01 per unit as of September 30, 2025 to $87,463.03 per unit as of December 31, 2025. Net decrease in net assets resulting from operations was approximately $157,113,079 for the three months ended December 31, 2025, which consisted of the net realized and change in unrealized loss on investment in bitcoin of $156,834,907, and the Sponsor Fee of $278,172. Net assets decreased to approximately $500,874,538 on December 31, 2025. The decrease in net assets primarily resulted from the aforementioned bitcoin price depreciation and net capital share transactions of approximately $3,062,848.

Results of Operations for the quarter ended December 31, 2024

For the three months ended December 31, 2024, 1,500,000 Shares were issued in exchange for 869.5836 bitcoins and 600,000 Shares were redeemed in exchange for 347.8288 bitcoins. The Fund’s NAV per Share began the period at $36.92 and ended the period at $54.11. The 46.56% increase in the Fund's NAV from $36.92 at September 30, 2024 to $54.11 at December 31, 2024 is directly related to the 46.62% increase in the price of bitcoin. The Fund's NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor's fee, which was $295,795 for the quarter.

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

Results of Operations for the nine months ended December 31, 2025

For the nine months ended December 31, 2025, 2,950,000 Shares were issued in exchange for 1,707.8385 bitcoins and 1,600,000 Shares were redeemed in exchange for 926.2185 bitcoins. The Fund’s NAV per Share began the period at $48.05 and ended the period at $50.59. The 5.29% increase in the Fund’s NAV from $48.05 at March 31, 2025 to $50.59 at December 31, 2025 is directly related to the 5.43% increase in the price of bitcoin. The Fund’s NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor’s fee of $812,154 for the period.

Net realized and change in unrealized gain on investment in bitcoin for the nine months ended December 31, 2025, was approximately $110,238 which includes a realized gain of $318,730 on the sale of bitcoin to pay the Sponsor Fee, net realized gain on investment in bitcoin sold for redemptions of $22,457,335 and net change in unrealized depreciation on investment in bitcoin of approximately $22,665,827. Net realized and change in unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $82,956.00 per unit as of March 31, 2025 to $87,463.03 per unit as of December 31, 2025. Net decrease in net assets resulting from operations was approximately $701,916 for the nine months ended December 31, 2025, which consisted of the net realized and change in unrealized gain on investment in bitcoin of $110,238, offset by the Sponsor Fee of $812,154. Net assets increased to approximately $500,874,538 on December 31, 2025. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation and net capital share transactions of approximately of $90,719,111.

Results of Operations for the nine months ended December 31, 2024

For the nine months ended December 31, 2024, 7,350,000 Shares were issued in exchange for 4,262.4171 bitcoins and 2,550,000 Shares were redeemed in exchange for 1,478.794 bitcoins. The Fund’s NAV per Share began the period at $40.95 and ended the period at $54.11. The 32.14% increase in the Fund's NAV from $40.95 at March 31, 2024 to $54.11 at December 31, 2024 is directly related to the 32.25% increase in the price of bitcoin. The Fund's NAV increased slightly less than the price of bitcoin on a percentage basis due to the net Sponsor's fee post waiver, which was $419,080 for the period.

Net realized and unrealized gain on investment in bitcoin for the nine months ended December 31, 2024, was approximately $180,685,417 which includes a realized loss of $1,920 on the sale of bitcoin to pay the Sponsor Fee, net realized gain on investment in bitcoin sold for redemption of $1,659,645 and net change in unrealized appreciation on investment in bitcoin of approximately $179,027,692. Net realized and unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $70,596.99 per unit as of March 31, 2024 to $93,365.36 per unit as of December 31, 2024. Net increase in net assets resulting from operations was approximately $180,266,337 for the nine months ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in bitcoin of $180,685,417, offset by the net Sponsor's fee post waiver of $419,080. Net assets increased to approximately $711,570,074 on December 31, 2024. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation and net capital share transactions of approximately $189,402,632.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. From January 12, 2024 to August 2, 2024, the Sponsor waived a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund. Fees accrued for the quarter ended December 31, 2025 were $278,172.

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

Off-Balance Sheet Arrangements

At December 31, 2025 and March 31, 2025, the Fund as well as the Trust did not have any off-balance sheet arrangements

Historical Bitcoin Prices

Analysis of Movements in the Price of Bitcoin

As movements in the price of bitcoin are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of bitcoin. Past movements in the bitcoin price are not indicators of future movements.

The following chart shows movements in the price of bitcoin based on the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from October 1, 2025 to December 31, 2025.

The average, high, low and end-of-period bitcoin prices based on the CME CF Bitcoin Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period (1)	Last business day
October 1, 2025 to December 31, 2025	100,148.06	125,663.20	October 6, 2025	84,005.74	November 21, 2025	87,315.53	December 31, 2025

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

Part II. OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of February 17, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

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

Digital asset treasury companies risk.

In recent times, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including bitcoin.

Digital asset treasury companies are a relatively new phenomenon and it is difficult to predict their long-term sustainability, and therefore their impact to digital asset markets, and to the Fund. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as bitcoin, when prices are rising and they may in certain circumstances be forced to sell such assets when prices are decreasing, potentially causing downward pressure on bitcoin prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for bitcoin. Negative events or sentiment surrounding digital asset treasury companies could affect the market for bitcoin. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Fund.

Disruptions or other problems in the supply chain for bitcoin mining hardware and difficulties in obtaining new hardware could cause harm to the Bitcoin network.

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

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, the average one-year trailing volatility of bitcoin over the past ten years to date remains elevated at 81%. There were steep increases in the value of certain digital assets, including bitcoin, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,734 and bottomed at $15,632, marking a steep 77% drawdown. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022. As of the end of the reporting period covered herein, digital asset prices have continued to fluctuate. For example, bitcoin lost approximately 14% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, bitcoin) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges.

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

The price of some digital assets, including bitcoin, has fluctuated significantly following the election of Donald Trump as president of the United States. Industry participants generally expect the administration to continue to take a constructive approach toward the digital assets industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity and certainty for emerging technologies, including blockchain technology and digital assets, thereby fostering their development. Similarly, the digital assets industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. To the extent market expectations about future activity by the administration or Congress lead digital asset prices and valuations to increase, there can be no assurance such expectations will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump's election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide greater regulatory clarity and certainty for blockchain technology and digital assets, such as through promulgating a regulatory framework governing the issuance and operation of digital assets that meets industry expectations, could lead to a decline in digital assets prices, including bitcoin. Such a decline could cause a decline in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political dynamics and sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

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

Risk of loss of market confidence due to lack of established regulatory framework. Digital asset exchanges are relatively new and, in some cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations. Many operate outside the United States. Furthermore, while many prominent digital asset exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset exchanges do not provide this information. Digital asset exchanges may not be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in digital asset exchanges, including prominent exchanges that handle a significant volume of bitcoin trading.

Risk of manipulative activity (e.g., wash trading, front running or other fraudulent practices). Many digital asset exchanges are unlicensed, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset exchanges was false or noneconomic in nature, with specific focus on unregulated exchanges located outside of the United States. Such reports alleged that certain overseas exchanges have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices, such as fake or artificial trading volume or trading volume based on non-economic “wash trading” (where offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes), and attributed such manipulative or fraudulent behavior to motives like the incentive to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins.

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

The bitcoin market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many bitcoin trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers, as demonstrated by the October 2025 Flash Crash. As a result, the prices of bitcoin on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset exchanges, or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the bitcoin market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in bitcoin manipulating bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in bitcoin, new sources of demand for bitcoin or other events which could affect the price of the bitcoin) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “Risk Factors-Risk Factors Related to Digital Assets-Prices of bitcoin may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at bitcoin trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in crypto market and/or cause distortions in price, which could adversely affect the Fund or cause losses to Shareholders.

Risks related to exchange bankruptcy, failure or closure, including as a result of criminal fraud, cyber attacks or other security breaches. In addition, over the past several years, some digital asset exchanges have been closed, including due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset exchanges were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges. While, generally speaking, smaller digital asset exchanges are less likely to have the infrastructure and capitalization that make larger digital asset exchanges more stable, larger digital asset exchanges are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset exchanges could be subject to abrupt failure with consequences for both users of digital asset exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other exchanges from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset exchange. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset exchanges, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. On February 21, 2025, Bybit, a centralized platform for exchanging digital assets, announced that more than $1.4 billion in ether had been stolen from its platform. Hackers were able to manipulate Bybit’s transfer process to authorize and complete the illicit transaction. The incident has resulted in renewed concerns over the security of digital asset platforms.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)   None.

b)   Not applicable.

c)
    The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 12 Creation Units (comprising 600,000 Shares) during the quarter ended December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
October 1, 2025 – October 31, 2025	-	$-
November 1, 2025 – November 30, 2025	400,000	54.79
December 1, 2025 – December 31, 2025	200,000	50.58

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

None.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the quarter ended December 31, 2025.

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

Date: February 17, 2026
* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.