Form 10-K
period 2026-03-31
Franklin Templeton Digital Holdings Trust
filed 2026-06-29
CIK 1992870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2026

or

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

As of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Shares held by non-affiliates of the registrant was $662,100,000, based upon the last reported sales price for such date on the Cboe BZX Exchange, Inc.

The registrant had 10,050,000 outstanding Shares as of June 9, 2026.

Documents Incorporated by reference: None

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for bitcoin and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions, other than as required by applicable laws.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes–Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

•
the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;

•
the last day of the fiscal year following the fifth anniversary of the completion of its initial public offering;

•
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

•
the date on which the Trust is deemed to be a “large accelerated filer” (generally, an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

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

The Bank of New York Mellon (“BNYM”) serves as the Fund’s Administrator, Transfer Agent, and the Cash Custodian. The Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Coinbase Inc., an affiliate of Coinbase Custody, serves as the prime broker (“Prime Broker”). Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Fund. This means that the Sponsor does not sell bitcoin at times when its price is high or acquire bitcoin at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective. The Fund is not managed like a corporation or an active investment vehicle. The Trust and the Fund do not have any officers, directors, or employees. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not required to register under such act. The Fund does not and will not hold or trade in commodity futures contracts regulated under the Commodity Exchange Act (“CEA”). The Fund is not a commodity pool for purposes of the CEA and none of the Sponsor, Trustee or the Marketing Agent is subject to regulation by the U.S. Commodity Futures Trading Commission as a commodity pool operator or a commodity trading advisor under the CEA in connection with the Shares.

The Fund issues Shares on a continuous basis. A block of 50,000 Shares is called a “Creation Unit.” The Fund issues and redeems Shares only in blocks of 50,000 or multiples thereof based on the quantity of bitcoin attributable to each Share (net of accrued but unpaid remuneration due to the Sponsor (the “Sponsor’s Fee”) and any accrued but unpaid expenses or liabilities). These transactions take place in exchange for bitcoin and/or cash. Creation Units are offered continuously at the net asset value per Share (“NAV”) for 50,000 Shares on the day that an order to create or redeem a Creation Unit is accepted by the Fund. Only institutional investors that become authorized participants by entering into a contract with the Sponsor and the Administrator (“Authorized Participants”) may purchase or redeem Creation Units. Shares will be offered to the public from time to time at varying prices that will reflect the price of bitcoin and the trading price of the Shares on Cboe BZX Exchange, Inc. at the time of the offer.

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

The Sponsor may terminate the Trust or the Fund in its sole discretion. The Sponsor will give written notice of the termination of the Trust or the Fund, specifying the date of termination, to Shareholders of the Trust or the Fund, as applicable, at least 30 days prior to the termination of the Trust or the Fund. The Sponsor will, within a reasonable time after such termination, sell all the Fund’s bitcoin not already distributed to Authorized Participants and/or their designees redeeming Creation Units, if any, in such a manner to effectuate orderly sales. The Sponsor shall not be liable for or responsible in any way for depreciation or loss incurred by reason of any sale or sales made in accordance with the provisions of the Declaration of Trust. The Sponsor may suspend its sales of the Fund’s bitcoin upon the occurrence of unusual or unforeseen circumstances.

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

The CF Benchmarks Index employed by the Fund is calculated on each Business Day by aggregating the notional value of bitcoin trading activity across major bitcoin spot exchanges. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK Benchmark Regulations (“BMR”). The administrator of the CF Benchmarks Index is CF Benchmarks Ltd. (the “Index Administrator”), a UK incorporated company, authorized and regulated by the Financial Conduct Authority (“FCA”) of the UK as a Benchmark Administrator, under UK BMR. The CF Benchmarks Index serves as a once-a-day benchmark rate of the U.S. dollar price of bitcoin (USD/BTC), calculated as of 4:00 p.m. ET. The CF Benchmarks Index aggregates the trade flow of several bitcoin exchange platforms, during an observation window between 3:00 p.m. and 4:00 p.m. ET into the U.S. dollar price of one bitcoin at 4:00 p.m. ET. Specifically, the CF Benchmarks Index is calculated based on the “Relevant Transactions” (as defined below) of all of its constituent bitcoin exchanges, which were, as of March 31, 2026, Bitstamp, Coinbase, itBit, Kraken, Gemini, LMAX Digital, Bullish Exchange and Crypto.com (the “Constituent Platforms”), and which may change from time to time, as follows:

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

•
The ABRR is then determined by the equally-weighted average of the volume medians of all partitions.

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

FEES AND EXPENSES OF THE FUND

The Fund’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.19% (i.e. 0.19%/365 days) of the daily net asset value of the Fund. In exchange for the Sponsor’s fee, the Sponsor assumes the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the Depository Trust Company (the “DTC”), SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor also pays the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e. 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund sells bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. Fees recognized for the fiscal year ended March 31, 2026 were $1,028,947. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund.

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

CREATION AND REDEMPTION OF SHARES

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of bitcoin and/or cash as determined by the Administrator on each day that Cboe BZX Exchange is open for regular trading. For creation transactions conducted in cash, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of bitcoin represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For redemption transactions conducted in cash, the Sponsor will arrange for the bitcoin represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of bitcoin has been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Bitcoin Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

The Fund creates and redeems Shares on a continuous basis but only in Creation Units consisting of 50,000 Shares or multiples thereof. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders. For cash transactions, the Fund engages in bitcoin transactions for converting cash into bitcoin (in association with purchase orders effected in cash) and bitcoin into cash (in association with redemption orders effected in cash). The Fund conducts its bitcoin purchase and sale transactions by, in its sole discretion, choosing to trade directly with third parties (each, a “Bitcoin Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Bitcoin Trading Counterparties and the Fund, or choosing to trade through the Prime Broker acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Broker Agreement. A Bitcoin Trading Counterparty may be an affiliate of an Authorized Participant. As of March 31, 2026, in addition to the Prime Broker described above, the Trust on behalf of the Fund had entered into a Master Purchase and Sale Agreement for Digital Assets (the “Master Agreement”) with JSCT, LLC (“Jane Street”) and a Liquidity Provider Agreement with Virtu Financial Singapore Pte., Ltd. (“Virtu Singapore”) to allow the Fund to enter into spot purchase or sale transactions in bitcoin on a principal to principal basis. Additional Bitcoin Trading Counterparties may be added from time to time, subject to the discretion of the Sponsor. Jane Street is under common control and ownership with Jane Street Capital, LLC, which serves as an Authorized Participant of the Fund as of March 31, 2026 and Virtu Singapore is under common control and ownership with Virtu Americas LLC, which serves as an Authorized Participant of the Fund as of March 31, 2026.

Cash Creation Procedures

The Fund issues Shares only in Creation Units of 50,000 or multiples thereof, based on the quantity of bitcoin attributable to each Share (net of accrued but unpaid Sponsor’s Fee and any accrued but unpaid expenses or liabilities), which may be in exchange for cash. On any Business Day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Purchase orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is received properly by the Transfer Agent is considered the purchase order date.

A creation transaction fee is imposed to offset the transfer and other transaction costs associated with the issuance of Creation Units. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each purchase order and (2) the transfer, processing and other transaction costs charged by the Bitcoin Custodian in connection with the issuance of Creation Units for such purchase order (including Bitcoin network fees) (“Custody Transaction Costs”). The Administrator reimburses any Custody Transaction Costs to the Bitcoin Custodian according to the amounts invoiced by the Bitcoin Custodian. Any Bitcoin network fees and similar transaction fees incurred in connection with the creation of Creation Units are borne by the Authorized Participant.

The date the order is received will determine the estimated cash amount (the “Creation Unit Deposit Amount”) the Authorized Participant needs to deposit and the bitcoin amount (the “Creation Bitcoin Amount”) the Fund needs to purchase from the Bitcoin Trading Counterparty or through the Prime Broker. The final cash amounts are determined after the net asset value of the Fund is struck and the Fund’s bitcoin transactions have settled. Fractions of a bitcoin smaller than 0.00000001 (known as a “satoshi”) are disregarded for purposes of the computation of the Creation Bitcoin Amount. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

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

The Creation Unit Deposit Amount necessary for the creation of a Creation Unit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator will adjust the cash amount constituting the Creation Unit Deposit Amount and the quantity of bitcoin constituting the Creation Bitcoin Amount as appropriate to reflect sales of bitcoin, any loss of bitcoin that may occur, and accrued expenses. The computation is made by the Administrator as promptly as practicable after 4:00 p.m. ET. See “Business of the Fund - Net Asset Value” and “Business of the Fund - Valuation of Bitcoin; the CF Benchmark Index” in the Registration Statement for a description of how the CF Benchmarks Index is determined, and description of how the Administrator determines the NAV. The Administrator determines the Creation Unit Deposit Amount for a given day by multiplying the NAV by the number of Shares in each Creation Unit (50,000) and determine the Creation Bitcoin Amount for a given day by dividing the Creation Unit Deposit Amount for that day by that day’s CF Benchmarks Index. The Creation Unit Deposit Amount and the Creation Bitcoin Amount so determined are made available to all Authorized Participants and Bitcoin Trading Counterparties, and is made available on the Sponsor’s website for the Shares.

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

Upon the deposit by the Bitcoin Trading Counterparty or the Prime Broker of the corresponding amount of bitcoin with the Fund's account at the Prime Broker, and the payment of the applicable transaction fee, Custody Transaction Costs, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Transfer Agent will deliver the appropriate number of Creation Units to the DTC account of the depositing Authorized Participant. As of March 31, 2026, Citadel Securities LLC, Goldman Sachs & Co. LLC, Jane Street Capital, LLC, J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc., and Virtu Americas LLC have each executed an Authorized Participant Agreement and serve as Authorized Participants of the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

In connection with the paragraph above, when the Fund purchases bitcoin, the deposit of bitcoin will initially be credited to the Fund's Trading Balance with the Prime Broker before being swept to the Fund's Vault Balance with the Bitcoin Custodian pursuant to a regular end-of-day sweep process. Transfers of bitcoin into the Fund's Trading Balance are off-chain transactions and transfers from the Fund's Trading Balance to the Fund's Vault Balance are “on-chain” transactions represented on the bitcoin blockchain. Any costs related to transactions and transfers from the Fund's Trading Balance to the Fund's Vault Balance are borne by the Authorized Participant (and not the Fund or its Shareholders).

The Sponsor intends to cause the Administrator to make available on each Business Day an indicative Creation Unit Deposit Amount for the next Business Day. Authorized Participants may use that indicative Creation Unit Deposit Amount as guidance regarding the amount of cash that they may expect to have to deposit with the Administrator in respect of purchase orders placed by them on such next Business Day and accepted by the Sponsor. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Sponsor, the Authorized Participant will be required to deposit with the Administrator the Creation Unit Deposit Amount as determined by the Sponsor on the effective date of the purchase order.

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

In-Kind Creation Procedures

The Fund issues Shares only in Creation Units of 50,000 or multiples thereof, based on the quantity of bitcoin attributable to each Share (net of accrued but unpaid Sponsor’s Fee and any accrued but unpaid expenses or liabilities), which may be in-kind in exchange for bitcoin (including any portion for which cash may be substituted, which will be conducted pursuant to the “Cash Creation Procedures” described above). On any Business Day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Purchase orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is properly received by the Transfer Agent is considered the purchase order date.

A creation transaction fee is imposed to offset the transfer and other transaction costs associated with the issuance of Creation Units. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each purchase order and (2) the transfer, processing and other transaction costs charged by the Bitcoin Custodian in connection with the issuance of Creation Units for such purchase order (including Bitcoin network fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the Bitcoin Custodian according to the amounts invoiced by the Bitcoin Custodian. Any Bitcoin network fees and similar transaction fees incurred in connection with the creation of Creation Units are borne by the Authorized Participant.

The date the order is received will determine the amount of bitcoin the Authorized Participant and/or its designee needs to deposit. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day. Fractions of a bitcoin smaller than 0.00000001 (known as a “satoshi”) are disregarded for purposes of the computation of the bitcoin deposit amount.

If the Sponsor (or its designee) accepts the purchase order, it will transmit to the Authorized Participant, via electronic mail message or other electronic communication, no later than 2:45 p.m. Eastern time on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Sponsor (or its designee) and indicating the amount of bitcoin that the Authorized Participant and/or its designee must deliver to the Prime Broker in exchange for each Creation Unit. Prior to the Sponsor’s acceptance as specified above, a purchase order will only represent the Authorized Participant’s and/or its designee’s unilateral offer to deposit bitcoin in exchange for Creation Units and will have no binding effect upon the Fund, the Sponsor, the Transfer Agent, the Bitcoin Custodian or any other party.

The amount of bitcoin necessary for the creation of a Creation Unit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator will adjust the amount of bitcoin constituting the bitcoin deposit amount as appropriate to reflect sales of bitcoin, any loss of bitcoin that may occur, and accrued expenses. The Administrator determines the quantity of bitcoin associated with a creation unit for a given day by dividing the number of bitcoins held by the Fund as of the opening of business on that Business Day, adjusted for the amount of bitcoin constituting estimated accrued but unpaid fees and expenses of the Fund as of the opening of business on that Business Day, by the quotient of the number of Shares outstanding at the opening of business divided by 50,000. The bitcoin deposit amount so determined will be made available to all Authorized Participants, and will be made available on the Sponsor’s website for the Shares.

For settlement of an in-kind creation (which is generally expected to be the trade date plus one (T+1) Business Day), the Fund delivers Shares to the Authorized Participant in exchange for bitcoin received from the Authorized Participant and/or its designee.

Upon the deposit of the corresponding amount of bitcoin with the Fund’s account at the Prime Broker, and the payment of the applicable transaction fee, Custody Transaction Costs, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Transfer Agent will deliver the appropriate number of Creation Units to the DTC account of the depositing Authorized Participant. As of March 31, 2026, Citadel Securities LLC, Goldman Sachs & Co. LLC, Jane Street Capital, LLC, J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc., and Virtu Americas LLC have each executed an Authorized Participant Agreement and serve as Authorized Participants of the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

In connection with the above, deposits of bitcoin will initially be credited to the Fund’s Trading Balance with the Prime Broker before being swept to the Fund’s Vault Balance with the Bitcoin Custodian pursuant to a regular end-of-day sweep process. Transfers of bitcoin into the Fund’s Trading Balance may be “on-chain” or “off-chain” transactions, and transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are “on-chain” transactions represented on the Bitcoin network. Any costs related to transactions and transfers to the Fund’s Trading Balance, as well as from the Fund’s Trading Balance to the Fund’s Vault Balance, are borne by the Authorized Participant (and not the Fund or its Shareholders).

The agreement entered into with each Authorized Participant provides that once a purchase order has been accepted by the Sponsor, the Authorized Participant and/or its designee will be required to deposit the Creation Unit bitcoin deposit amount as determined by the Sponsor on the effective date of the purchase order.

No Shares will be issued unless and until the Prime Broker has informed the Sponsor that the corresponding amount of bitcoins has been received in the Fund’s account. Disruption of services at the Prime Broker or Bitcoin Custodian would have the potential to delay settlement of bitcoin related to Share creations.

Bitcoin transactions that occur on the blockchain are susceptible to delays due to Bitcoin network outages, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that bitcoin transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are delayed due to congestion or other issues with the Bitcoin network, such bitcoin will not be held in cold storage in the Vault Balance until such transfers can occur.

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

Cash Redemption Procedures

For cash redemptions, the Fund redeems Creation Units in exchange for cash proceeds from selling the amount of bitcoin represented by the aggregate number of Shares redeemed. On any Business Day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is properly received by the Transfer Agent is considered the redemption order date.

A redemption transaction fee is imposed to offset transfer and other transaction costs that may be incurred by the Fund. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each redemption order and (2) the transfer, processing and other transaction costs charged by the Bitcoin Custodian in connection with the redemption of Creation Units for such redemption order (including Bitcoin network fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the Bitcoin Custodian according to the amounts invoiced by the Bitcoin Custodian. Any Bitcoin network fees and similar transaction fees incurred in connection with the redemption of Creation Units are borne by the Authorized Participant.

On the date of the redemption order, the Fund may choose, in its sole discretion, to enter into a transaction with a Bitcoin Trading Counterparty or the Prime Broker, to sell bitcoin in exchange for cash. Also on the date of the redemption order, the Fund instructs the Bitcoin Custodian to prepare to move the associated bitcoin from the Fund’s Vault Balance with the Bitcoin Custodian to the Fund’s Trading Balance with the Prime Broker. For settlement of a redemption (which is generally expected to be the trade date plus one (T+1) Business Day), the Authorized Participant delivers the necessary Shares to the Fund, a Bitcoin Trading Counterparty or the Prime Broker, as applicable, delivers the cash to the Fund associated with the Fund’s sale of bitcoin, bitcoin is delivered to the Bitcoin Trading Counterparty’s account at the Prime Broker or directly to the Prime Broker, as applicable, and the Fund delivers cash to the Authorized Participant. In the event the Fund has not been able to successfully execute and complete settlement of a bitcoin transaction by the settlement date of the redemption order, settlement may be delayed. With respect to a redemption order, between the Fund and the Authorized Participant, the Authorized Participant will be responsible for the dollar cost of the difference between the bitcoin price utilized in calculating the NAV on the trade date and the price realized in selling the bitcoin to raise the cash needed for the cash redemption order to the extent the price realized in selling the bitcoin is lower than the bitcoin price utilized in the NAV. To the extent the price realized from selling the bitcoin is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

The transfer of bitcoin from the Fund's Trading Balance to the Bitcoin Trading Counterparty's account at the Prime Broker or to the Prime Broker are an “off-chain” transaction that is recorded in the books and records of the Prime Broker.

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

Bitcoin transactions that occur on the blockchain are susceptible to delays due to bitcoin network outages, congestion, spikes in transaction fees demanded by miners, or other problems or disruptions. To the extent that bitcoin transfers from the Fund’s Vault Balance to the Fund’s Trading Balance are delayed due to congestion or other issues with the bitcoin network or the Fund's operations, redemptions in the Fund could be delayed.

Disruption of services at the Prime Broker, Bitcoin Custodian, Cash Custodian or the Authorized Participant's banks would have the potential to delay settlement of the bitcoin related to Share redemptions.

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

The redemption distribution due from the Fund will be delivered once the Transfer Agent notifies the Sponsor or its delegate that the Authorized Participant has delivered the Shares represented by the Creation Units to be redeemed to the Fund’s DTC account. If the Fund’s DTC account has not been credited with all of the Shares of the Creation Units requested to be redeemed, the redemption distribution will be delayed until such time as the Transfer Agent confirms receipt of all such Shares. Once the Transfer Agent notifies the Sponsor or its delegate that the Shares have been received in the Fund’s DTC account, the Administrator instructs the Cash Custodian to transfer the cash amount from the Fund’s Cash Custodian account to the Authorized Participant. The redemption distribution due from the Fund will generally be delivered on the next business day following the redemption order date if the Fund’s DTC account has been credited with the Creation Units to be redeemed. Shares can only be surrendered for redemption in Creation Units of 50,000 Shares each.

The date the order is received determines the cash to be received in exchange. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

All taxes incurred in connection with the delivery of cash to the Cash Custodian in exchange for Creation Units (including any applicable value added tax) will be the sole responsibility of the Authorized Participant making such delivery.

In-Kind Redemption Procedures

For in-kind redemptions, the Fund redeems Creation Units in exchange for bitcoin (including any portion for which cash may be substituted, which will be conducted pursuant to the “Cash Redemption Procedures” described above) represented by the aggregate number of Shares redeemed. On any Business Day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is received properly by the Transfer Agent is considered the redemption order date.

A redemption transaction fee is imposed to offset transfer and other transaction costs that may be incurred by the Fund. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each redemption order and (2) the transfer, processing and other transaction costs charged by the Bitcoin Custodian in connection with the redemption of Creation Units for such redemption order (including Bitcoin network fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the Bitcoin Custodian according to the amounts invoiced by the Bitcoin Custodian. Any Bitcoin network fees and similar transaction fees incurred in connection with the redemption of Creation Units are borne by the Authorized Participant.

On the date of the redemption order, the Fund instructs the Bitcoin Custodian to prepare to move the corresponding amount of bitcoin from the Fund’s Vault Balance with the Bitcoin Custodian to the Fund’s Trading Balance with the Prime Broker. For settlement of a redemption (which is generally expected to be the trade date plus one (T+1) Business Day), the Authorized Participant delivers the necessary Shares to the Fund, and the Fund delivers bitcoin to the Authorized Participant and/or its designee.

Transfers of bitcoin from the Fund’s Vault Balance to the Fund’s Trading Balance are “on-chain” transactions represented on the Bitcoin network.

Bitcoin transactions that occur on the blockchain are susceptible to delays due to Bitcoin network outages, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that bitcoin transfers from the Fund’s Vault Balance to the Fund’s Trading Balance, or to the Authorized Participant and/or its designee are delayed due to congestion or other issues with the Bitcoin network or the Fund’s operations, redemptions in the Fund could be delayed.

Disruption of services at the Prime Broker, Bitcoin Custodian, Cash Custodian or the Authorized Participant’s and/or its designee’s accounts/digital wallets would have the potential to delay settlement of bitcoin delivery related to Share redemptions.

Upon the surrender of such Shares and the payment of the applicable transaction fee, Custody Transaction Costs and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees) by the redeeming Authorized Participant, the Sponsor (or its designee) will instruct the delivery of bitcoin to the Authorized Participant and/or its designee.

The redemption distribution due from the Fund will be delivered once the Transfer Agent notifies the Sponsor or its delegate that the Authorized Participant has delivered the Shares represented by the Creation Units to be redeemed to the Fund’s DTC account. If the Fund’s DTC account has not been credited with all of the Shares of the Creation Units requested to be redeemed, the redemption distribution will be delayed until such time as the Transfer Agent confirms receipt of all such Shares. Once the Transfer Agent notifies the Sponsor or its delegate that the Shares have been received in the Fund’s DTC account, the Administrator instructs the Prime Broker to transfer the corresponding quantity of bitcoin from the Fund’s Trading Balance to the Authorized Participant and/or its designee. The redemption distribution due from the Fund will generally be delivered on the next Business Day (T+1) following the redemption order date if the Fund’s DTC account has been credited with the Creation Units to be redeemed. Shares can only be surrendered for redemption in Creation Units of 50,000 Shares each.

Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

All taxes incurred in connection with the delivery of bitcoin in exchange for Creation Units (including any applicable value added tax) will be the sole responsibility of the Authorized Participant.

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

The Fund may, in its discretion, and will, when directed by the Sponsor, suspend the right of redemption, generally or with respect to a particular redemption order as follows: (1) during any period in which regular trading on the Cboe BZX Exchange is suspended or restricted, or the Exchange is closed (other than scheduled weekend or holiday closings), (2) during any period when the Sponsor determines that delivery, disposal or evaluation of bitcoin is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Broker, Bitcoin Custodian, Cash Custodian, Administrator, or other service providers to the Fund, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, order entry systems, Internet services, or network provider services, unavailability of Fedwire, SWIFT or banks' payment processes, significant technical failure, bug, error, disruption or fork of the Bitcoin network, hacking, cybersecurity breach, or power, Internet, or Bitcoin network outage, or similar event), (3) during such other period as the Sponsor determines to be necessary for the protection of the Shareholders; or (4) as otherwise provided in the Authorized Participant Agreement or in the Declaration of Trust. None of the Fund, the Sponsor or the Administrator will be liable to any person or liable in any way for any loss or damages that may result from any such rejection, suspension or postponement. Suspension of the creation or redemption of Shares could negatively impact the Shares' liquidity and/or cause the Shares to trade at premiums and discounts, and otherwise have a negative impact on the value of the Shares.

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

The Sponsor maintains a public website on behalf of the Fund, containing information about the Fund and the Shares, including the Fund's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, which can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Fund’s website is https://www.franklintempleton.com/investments/options/exchange-traded-funds/products/39639/SINGLCLASS/franklin-bitcoin-etf/EZBC. The information on the Fund's website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC's EDGAR database at www.sec.gov.

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

The Trustee has none of the duties or liabilities of the Sponsor. The duties of the Trustee shall be limited to (i) accepting legal process served on the Trust in the State of Delaware, (ii) the execution of any certificates required to be filed with the Secretary of State of the State of Delaware which the Trustee is required to execute under Section 3811 of the Delaware Statutory Trust Act, (iii) taking such action under the Declaration of Trust as it may be directed in writing by the Sponsor from time to time; provided, however, that the Trustee shall not be required to take any such action if it shall have determined, or shall have been advised by counsel, that such performance is likely to involve the Trustee in personal liability or is contrary to the terms of the Declaration of Trust or of any document contemplated hereby to which the Trust or the Trustee is a party or is otherwise contrary to law; and (iv) any other duties specifically allocated to the Trustee in the Declaration of Trust or agreed in writing with the Sponsor from time to time.

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

THE BITCOIN CUSTODIAN

The Bitcoin Custodian for the Fund’s bitcoin holdings is Coinbase Custody Trust Company, LLC, and the Trust, on behalf of the Fund, has entered into the Custodian Agreement with the Bitcoin Custodian. The Sponsor may, in its sole discretion, add or terminate bitcoin custodians at any time. The Sponsor may, in its sole discretion, change the custodian for the Fund’s bitcoin holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Fund from other such custodians.

The Bitcoin Custodian keeps custody of all of the Fund’s bitcoin in segregated accounts in the cold (i.e., non-networked) Vault Balance other than the Fund’s bitcoin, which is temporarily maintained in the Trading Balance with the Prime Broker. Fund assets held in the Vault Balance are held in segregated wallets, and are not commingled with the Bitcoin Custodian’s or its affiliates’ assets, or the assets of the Bitcoin Custodian’s other customers. The Fund has not established a policy designating any specific parameters regarding amount of bitcoin to be held in each cold storage wallet, and there is no limit on such amount. The Vault Balance is held at Bitcoin blockchain addresses at which only the Fund’s assets are held. The percentage of the Fund’s bitcoin that is held in the Cold Vault Balance will vary as dictated by business needs and there is no set percentage. The Bitcoin Custodian keeps all of the private keys associated with the Fund’s bitcoin in cold storage (i.e., on a non-networked computer or electronic or storage device).

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

Coinbase Global, Inc. (“Coinbase Global”) maintains a commercial crime insurance policy which is intended to cover the loss of client assets held by Coinbase Insureds, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of the Coinbase Insureds’ customers, is not specific to the Fund or to customers holding bitcoin with the Bitcoin Custodian or Prime Broker and may not be available or sufficient to protect the Fund from all possible losses or sources of losses.

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

The Bitcoin Custodian Agreement forms a part of the Prime Broker Agreement, and is subject to the termination provisions in the Prime Broker Agreement. If the Bitcoin Custodian closes the Fund’s custodial account or terminates the Fund’s use of the custodial services, the Fund is permitted to withdraw bitcoin associated with the Fund’s custodial account for a period of up to ninety days following the date of deactivation or cancellation to the extent not prohibited (i) under applicable law, including applicable sanctions programs, or (ii) by a facially valid subpoena, court order, or binding order of a government authority. The Bitcoin Custodian may not, directly or indirectly, lend, pledge, hypothecate or re-hypothecate any Fund assets in the Vault Balance and no Coinbase Entity may sell, transfer, loan, rehypothecate or otherwise alienate the Fund’s assets credited to Fund’s Trading Balance unless instructed by the Fund. The Vault Balance and Trading Balance are subject to the lien to secure outstanding Trade Credits in favor of the Trade Credit Lender.

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

Within the Fund’s Trading Balance, the Prime Broker Agreement provides that the Fund does not have an identifiable claim to any particular bitcoin (and cash). Instead, the Fund’s Trading Balance represents an entitlement to a pro rata share of the bitcoin (and cash) the Prime Broker holds on behalf of customers who hold similar entitlements against the Prime Broker. In this way, the Fund’s Trading Balance represents an omnibus claim on the Prime Broker’s bitcoin (and cash) held on behalf of the Prime Broker’s customers. The Prime Broker holds the bitcoin associated with customer entitlements across a combination of omnibus cold wallets, omnibus “hot wallets” (meaning wallets whose private keys are generated and stored online, in Internet-connected computers or devices) or in omnibus accounts in the Prime Broker’s name on a trading venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell bitcoin on behalf of its clients. There are no policies that would limit the amount of bitcoin that can be held temporarily in the Trading Balance maintained by the Prime Broker. However, bitcoin is only moved into the Trading Balance in connection with and to the extent of purchases and sales of bitcoin by the Fund and such bitcoin is swept from the Fund’s Trading Balance to the Fund’s Vault Balance each trading day pursuant to a regular end-of-day sweep process. The Fund’s use of Trade Credits and early order cutoffs are also designed to limit the amount of time that any of the Fund’s bitcoin is held in the Fund’s Trading Balance.

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

The Prime Broker holds Fund cash credited to the Trading Balance in one of three ways: (i) in one or more omnibus accounts in Prime Broker’s name for the benefit of customers at one or more U.S. insured depository institutions (each, an “FBO account”); (ii) with respect to US dollars, liquid investments, which may include but are not limited to U.S. treasuries and Money Market Funds, in accordance with state money transmitter laws and (iii) in Prime Broker’s omnibus accounts at Connected Trading Venues. The Prime Broker will title the FBO accounts it maintains with U.S. depository institutions and maintain records of Fund’s interest in a manner designed to enable receipt of Federal Deposit Insurance Corporation (“FDIC”) deposit insurance, where applicable and up to the deposit insurance limits applicable under FDIC regulations and guidance, on the Fund’s cash for the Fund’s benefit on a pass-through basis. The Prime Broker does not guarantee that pass-through FDIC deposit insurance will apply to Fund cash, since such insurance is dependent in part on compliance of the depository institutions. The Prime Broker may also title its accounts at some or all Connected Trading Venues and maintain records of Fund interests in those accounts in a manner consistent with FDIC requirements for pass-through deposit insurance, but availability of pass-through deposit insurance, up to the deposit insurance limits applicable under FDIC regulations and guidance, is also dependent on the actions of the Connected Trading Venues and any depository institutions they use, which may not be structured to provide pass-through deposit insurance. FDIC insurance applies to cash deposits at banks and other insured depository institutions in the event of a failure of that institution, and does not apply to the Prime Broker or to any digital asset held by a Prime Broker on Fund’s behalf.

To the extent the Fund sells bitcoin through the Prime Broker, the Fund’s orders will be executed at Connected Trading Venues that have been approved in accordance with the Prime Broker’s due diligence and risk assessment process. The Prime Broker has represented that its due diligence on Connected Trading Venues includes reviews conducted by the legal, compliance, security, and finance and credit-risk teams. The Connected Trading Venues, which are subject to change from time to time, as of March 31, 2026, included Bitstamp, LMAX, Kraken, the exchange operated by the Prime Broker, as well as four non-bank market makers (“NBMMs”).

THE CASH CUSTODIAN

The Cash Custodian is The Bank of New York Mellon. The Cash Custodian’s services are governed under the Custody Agreement between The Bank of New York Mellon and the Trust. In performing its duties under the Custody Agreement, BNY Mellon is required to exercise the standard of care and diligence that a professional custodian for exchange-traded funds would observe in these affairs considering the prevailing rules, practices, procedures and circumstances in the relevant market and to perform its duties without negligence, fraud, bad faith, willful misconduct or reckless disregard of its duties under the Custody Agreement. Under the Custody Agreement, BNY Mellon is not liable for any losses, damages, costs, charges, expenses, or liabilities (including reasonable counsel fees and expenses) (collectively, “Losses”) except to the extent caused by BNY Mellon’s own bad faith, negligence, willful misconduct or reckless disregard of its duties under the Custody Agreement. The Trust, on behalf of the Fund, will indemnify and hold harmless BNY Mellon from and against all Losses, incurred by BNY Mellon arising out of or relating to BNY Mellon’s performance under the Custody Agreement, except to the extent resulting from BNY Mellon’s failure to perform its obligations under the Custody Agreement in accordance with the agreement’s standard of care. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

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

AUTHORIZED PARTICIPANTS

Creation Units are created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in DTC, and have entered into an agreement with the Sponsor and Administrator (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Creation Units and for the delivery of cash in connection with such creations or redemptions. As of March 31, 2026, Citadel Securities LLC, Goldman Sachs & Co. LLC, Jane Street Capital, LLC, J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc., and Virtu Americas LLC have each executed an Authorized Participant Agreement and serve as Authorized Participants of the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. See “Creations and Redemptions” for more details.

TAXATION OF THE TRUST

The Sponsor will treat the Fund as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares is treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

Item 1A.
Risk Factors

Summary Risk Factors

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
•
Disruptions or other problems in the supply chain for bitcoin mining hardware and difficulties in obtaining new hardware could cause harm to the Bitcoin network.

Risk Factors Related to the Digital Asset Markets

•
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
•
The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants and/or their designees or Bitcoin Trading Counterparties.
•
The Fund will rely on the information and technology systems of the Service Providers (as defined below), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Fund.
•
Bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoins may be irretrievable. As a result, any incorrectly executed bitcoin transactions could adversely affect the value of the Shares.
•
If the Custodian Agreement, Prime Broker Agreement, Authorized Participant Agreement or Bitcoin Trading Counterparty Agreement is terminated or the Bitcoin Custodian, Prime Broker, Authorized Participant, or Bitcoin Trading Counterparty fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian, prime broker, authorized participant or trading counterparty, which could pose a challenge to the safekeeping of the Fund’s bitcoins, and the Fund’s ability to continue to operate may be adversely affected.
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
•
If regulators subject Bitcoin Trading Counterparties, the Fund, or the Sponsor to regulation as a money services business (“MSB”) or money transmitter, this could result in extraordinary expenses to Bitcoin Trading Counterparties, the Fund, or the Sponsor and also result in decreased liquidity for the Shares.
•
Regulatory changes or interpretations could obligate an Authorized Participant, the Fund, the Trust, the Sponsor or other Fund service providers to register and comply with new regulations, resulting in potentially extraordinary or nonrecurring expenses to the Fund.
•
The treatment of digital assets for U.S. federal, state and local income tax purposes is uncertain.

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

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, the average annualized one-year trailing volatility of bitcoin over the past ten years remains elevated at 65%. Over the course of 2021, there were steep increases in the value of certain digital assets, including bitcoin, and multiple market observers asserted the opinion that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including the price of bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,734 and bottomed at $15,632, exhibiting a 77% drawdown. These episodes of rapid price appreciation followed by significant drawdowns have occurred multiple times throughout bitcoin's history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022 and 2024. During the fiscal year ended March 31, 2026, the price of bitcoin continued to exhibit volatility. For example, bitcoin lost approximately 14% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, precipitated by global trade tensions and structural leverage, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, bitcoin) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges.

Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of bitcoin and the Fund's Shares. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve was directed to be capitalized with Bitcoin owned by the Department of Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional bitcoin, provided that those strategies impose no incremental costs on American taxpayers. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of certain digital assets in the expectation of the U.S. government acquiring digital assets, to fund such reserve, and the market price of such digital assets decreased significantly as a result of the ultimate content of the Executive Order. Any similar action or omission by the U.S. federal administration or other government authorities with respect to bitcoin or other digital assets may negatively and significantly impact the price of bitcoin and the Fund's Shares.

The ultimate impact of these recent regulatory developments on the Fund's business is uncertain and it is not possible to predict at this time what risks, if any, that regulatory developments may pose to the Fund, its service providers or to the digital asset industry as a whole.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may experience a bubble or significant correction in the future. Digital assets including bitcoin remain susceptible to cyber security events, fraud, manipulation or similar disruptions. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (‟FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In April 2025, the DOJ issued a policy memo ending "regulation by prosecution" for crypto actors, refocusing on fraud, illicit finance, and aligning enforcement with executive directives. Acting CFTC Chairman directed staff to follow the DOJ's new policy, pausing certain prosecutions. In July 2025, BlockFi reached a $35 million settlement with the DOJ, clearing legal hurdles for creditor distributions. In response to these events (collectively, the ‟2022 Events”), the digital asset markets experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by similar events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny increased in response to these events, and could further increase in response to similar events in the future, including federal as well as state regulators and authorities.

Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Fund is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of bitcoin. Additionally, advancements in capabilities of quantum computing and similar technology may pose challenges to the security of digital asset networks, including the bitcoin blockchain. There can be no assurance that these risks will be sufficiently mitigated with protective measures. Vulnerabilities in cryptography supporting digital asset transactions, including with respect to bitcoin, could adversely impact confidence across digital markets generally, and cause volatility or substantial declines in the price of bitcoin and the Shares.

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

Digital assets such as bitcoin were only introduced within the past approximately 15 years, and the value of the Shares is subject to a number of factors over time relating to the capabilities and development of blockchain technologies over time, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity.

Digital asset networks, including the Bitcoin peer-to-peer network and associated blockchain ledger (the “Bitcoin blockchain” and together with the peer-to-peer network, the “Bitcoin network”), and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because bitcoin is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●
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

●
Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Bitcoin network, would affect the ability to transfer digital assets, including bitcoin, and, consequently, would impact their value.

●
The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin network, could result in a “fork” in such network’s blockchain, including the Bitcoin blockchain, resulting in the operation of multiple separate networks.

●
Governance of the Bitcoin network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Bitcoin network, which may stymie the Bitcoin network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the Bitcoin network, especially long-term problems.

●
Over the past decade, bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit (“ASIC”) machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of bitcoin mining operations are not sufficiently high, including due to an increase in electricity costs or a decline in the market price of bitcoin, or if bitcoin mining operations are unable to arrange alternative sources of financing (e.g., if lenders refuse to make loans to such miners), bitcoin miners are more likely to immediately sell more bitcoins than they otherwise would, resulting in an increase in liquid supply of bitcoin, which would generally tend to reduce bitcoin’s market price.

●
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

●
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

●
Many digital asset networks, including the Bitcoin network, face significant scaling challenges and may periodically be upgraded with various features designed to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective or may result in unforeseen problems or issues, and such upgrades may fail, resulting in potentially irreparable damage to the Bitcoin network and to the value of bitcoin.

●
There are a small number of major suppliers of bitcoin mining hardware globally, and a significant amount of bitcoin mining hardware manufacturing is located in China. Mining hardware manufacturers may fail to supply the mining hardware due to their inability to manufacture sufficient mining hardware, whether due to shortages of components or resources such as semiconductors, or due to default, insolvency, or changes of laws and trade restrictions (including export/import restrictions, quotas or tariffs). Trade policies such as export/import restrictions, quotas or tariffs may reduce the ability of bitcoin mining hardware suppliers to supply miners with bitcoin mining hardware or create a shortage or lack of components necessary for their manufacture or repair. If bitcoin miners are unable to source mining hardware from those suppliers (for example due to overwhelming global demand for bitcoin miners, or due to trade restrictions, or other causes) at commercially reasonable prices, or at all, and replacement or substitute sources of bitcoin mining hardware prove to be unavailable, there could be a negative impact on bitcoin mining globally. These could affect the Bitcoin network by making it more difficult for transactions to be confirmed, increasing transaction costs, or affecting the Bitcoin network's security, among other negative effects, any of which could negatively affect the value of bitcoin and consequently the Shares.

●
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

●
Moreover, in the past, bugs, defects, and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Ethereum network, Ethereum Client or Decentralized Application (“DApp”) and smart contract operations or disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, in May 2023, the main Ethereum network itself reportedly suffered outages or bugs that for a short time prevented transactions from finalizing and being recorded in blocks twice in two days. Major Ethereum Clients that nodes use to access the Ethereum network, such as Geth, Besu and Nethermind, have in the past suffered outages or disruptions due to bugs. The cryptography underlying bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to compromise the security of the Bitcoin network or take the Fund’s bitcoin, which would adversely affect the value of the Shares. Moreover, functionality of the Bitcoin network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for bitcoin. Even if another digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including bitcoin, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of bitcoin.

The Bitcoin network was first launched in 2009 and bitcoin was the first cryptographic digital asset created to gain global adoption and critical mass. Although the Bitcoin network is the most established digital asset network, the Bitcoin network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●
Bitcoins have only recently become selectively accepted as a means of payment by retail and commercial outlets, and use of bitcoins by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for bitcoin transactions; process wire transfers to or from digital asset platforms, bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in bitcoin. As a result, the prices of bitcoin may be influenced to a significant extent by speculators (including miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.

●
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

●
Certain privacy-preserving features have been or are expected to be introduced to digital asset networks, such as the Bitcoin network, and platforms or businesses that facilitate transactions in bitcoin may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti‑money laundering duties and economic sanctions checks or facilitate illicit financing or crime.

●
Users, protocol and application developers and miners may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Bitcoin network.

The Fund is not actively managed and does not pursue any formal strategy relating to the development of the Bitcoin network.

Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Bitcoin network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Bitcoin network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self‑determined participation. If a significant majority of users and miners adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Potential amendments to the Bitcoin network’s protocols and software could, if accepted and authorized by the Bitcoin network community, adversely affect an investment in the Fund.

The Bitcoin network uses a cryptographic protocol to govern the interactions within the Bitcoin network. A loose community known as the core developers has evolved to informally manage the source code for the protocol. Membership in the community of core developers evolve over time, largely based on self-determined participation in the resource section dedicated to bitcoin on Github.com. The core developers can propose amendments to the Bitcoin network’s source code that, if accepted by miners and users, could alter the protocols and software of the Bitcoin network and the properties of bitcoin. These alterations would occur through software upgrades, and could potentially include changes to the irreversibility of transactions and limitations on the mining of new bitcoin, which could undermine the appeal and market value of bitcoin. Alternatively, software upgrades and other changes to the protocols of the Bitcoin network could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or otherwise adversely affect, the speed, security, usability, or value of the Bitcoin network or bitcoins. As a result, the Bitcoin network could be subject to changes to its protocols and software in the future that may adversely affect an investment in the Fund.

The open-source structure of the Bitcoin network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Bitcoin network protocol. A failure to properly monitor and upgrade the Bitcoin network protocol could damage the Bitcoin network and negatively affect the value of an investment in the Fund.

The Bitcoin network operates based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to bitcoin development. As bitcoins are rewarded solely for mining activity and are not sold to raise capital for the Bitcoin network, and the Bitcoin network protocol itself is made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Bitcoin network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Bitcoin network and the core developers may lack the resources to adequately address emerging issues with the Bitcoin network protocol. Although the Bitcoin network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. For example, there have been reports that the number of core developers who have the authority to make amendments to the Bitcoin network’s source code in the GitHub repository is relatively small, although there are believed to be a larger number of developers who contribute to the overall development of the source code of the Bitcoin network. Alternatively, some developers may be funded by entities whose interests are at odds with other participants in the Bitcoin network. In addition, a bad actor could also attempt to interfere with the operation of the Bitcoin network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the Bitcoin network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Bitcoin network and an investment in the Fund may be adversely affected.

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

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2019, bitcoin transaction fees have increased from $0.18 per bitcoin transaction, on average, to a high of $60.95 per transaction, on average, on April 20, 2021. As of December 31, 2025, Coin Metrics reported bitcoin transaction fees were $1.18 per transaction, on average, over a one-year trailing period. Increased fees and decreased settlement speeds could preclude certain uses for bitcoin (e.g., micropayments), and could reduce demand for, and the price of, bitcoin, which could adversely impact the value of the Shares. In May 2023, events related to the adoption of ordinals, which are a means of inscribing digital content on the bitcoin blockchain, caused transaction fees to temporarily spike above $30 per transaction. As of January 23, 2026, bitcoin transaction fees were averaging 2.4 basis points per transaction.

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

●
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

●
Currently, the reward earned by miners for mining a block on the Bitcoin network is 3.125 bitcoin per block. This reward size is reduced by 50% every 210,000 blocks, which occurs roughly every 4 years. The most recent reward halving event occurred in April 2024 and the next reward halving event is expected to occur in 2028. The reduction in mining rewards of bitcoin, could be inadequate to incentivize miners to continue to perform mining activities, thereby jeopardizing the security of the Bitcoin network, which could harm the value of the Shares.

●
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

●
Miners have historically accepted relatively low transaction confirmation fees on most digital asset networks. If miners demand higher transaction fees for recording transactions in the Bitcoin blockchain or a software upgrade automatically charges fees for all transactions on the Bitcoin network, the cost of using bitcoin may increase and the marketplace may be reluctant to accept bitcoin as a means of payment. Alternatively, miners could collude in an anti‑competitive manner to reject low transaction fees on the Bitcoin network and force users to pay higher fees, thus reducing the attractiveness of the Bitcoin network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Bitcoin network, the value of bitcoin and the value of the Shares.

●
To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in mined blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Bitcoin blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Also, some miners have financed the acquisition of mining equipment or the development or construction of infrastructure to perform mining activities by borrowing. If such miners experience financial difficulties and are unable to pay back their borrowings, their mining capacity could become unavailable to the Bitcoin network, which could conceivably result in disruptions in recording transactions on the Bitcoin network. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Bitcoin network and could prevent the Administrator from completing transactions associated with the day-to-day operations of the Fund, including creations and redemptions of the Shares in exchange for bitcoin and/or cash with Authorized Participants and/or their designees.

●
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

Furthermore, bitcoin may be subject to supply chain attacks, in which hackers target third-party components, services or software that a digital asset network relies on instead of attacking the network itself. For example, in April 2025, a malware attack was discovered in a widely used open-source JavaScript library associated with the XRP Ledger. The malicious code was inserted through a supply chain vulnerability and had the potential to compromise applications built using the affected library. While the core XRP Ledger protocol and validator infrastructure were not directly compromised, some third-party applications that integrated the compromised library may have been exposed to risks, including unauthorized access to user data and disruption of application functionality. The vulnerability was identified and remediated by the developer community shortly after discovery, and no material exploitation of the malware has been publicly confirmed. However, the incident highlights the risks attendant to reliance on third-party software components. Future incidents of a similar nature could adversely affect confidence in the digital asset markets or blockchain technologies generally, which could negatively impact the value of the Shares.

A temporary or permanent “fork” could adversely affect the value of the Shares.

The Bitcoin network operates using open-source protocols, meaning that any user can download the software, modify such software and then propose that the users and miners of bitcoin adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Bitcoin network, with one group running the pre‑modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of bitcoin running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. For example, in August 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process.

Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach in which an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

In addition, many developers have previously initiated hard forks in the Blockchain to launch new digital assets, such as Bitcoin Gold and Bitcoin Diamond. To the extent such digital assets compete with bitcoin, such competition could impact demand for bitcoin and could adversely impact the value of the Shares.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum platforms through at least October 2016. An Ethereum platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of a digital asset network that retained or attracted less mining power, thereby making digital asset networks that rely on proof-of-work more susceptible to attack.

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

As another example of the effects of hard forks on digital assets, on September 15, 2022, the Ethereum Network completed its merge, moving from a proof-of-work model to a proof-of-stake model. Ethereum proof-of-work miners who disagreed with the new consensus mechanism forked the network which resulted in the Ethereum proof-of-work network. The Ethereum proof-of-work network was driven by a small but vocal group of miners who wished to hold onto revenue as Ethereum switched to proof-of-stake. The vast majority of token holder votes preferred the new proof-of-stake consensus method. There was no material impact on the Ethereum network as a result of the fork. All ether holders were airdropped Ethereum proof-of-work network tokens as a result of the hard fork. However, not all liquidity providers were able to trade the new token and the Ethereum proof-of-work network token almost immediately lost most of its value.

A future fork in the Bitcoin network could adversely affect the value of the Shares or the ability of the Fund to operate.

There have been other contentious disputes over changes to the Bitcoin network's source code, though these have not led to hard forks. For example, the predominant software implementation used to access the Bitcoin network is Bitcoin Core. The October 2025 release of the updated Bitcoin Core client (version 30) removed a long-standing limit on the inclusion of non-transaction-related data in blocks, the effect of which is to permit larger amounts of arbitrary data to be embedded in transactions. This change has prompted debate within the bitcoin community. Because the change is backwards-compatible, rather than a hard fork, certain previous versions of the Bitcoin Core client remain operable, and it remains interoperable with other clients, such as Bitcoin Knots. Some participants have expressed concerns that such changes could facilitate the inclusion of illegal or non-transaction-related content on the Bitcoin blockchain or could introduce new or unknown software vulnerabilities. In response, certain miners and users have reportedly adopted alternative client software implementations to access the Bitcoin network, such as Bitcoin Knots. There is a risk that unresolved divisions could lead to community fragmentation which, if they grew sufficiently severe and were not resolved, eventually a future Bitcoin network hard fork could occur, which may adversely affect the security or stability of the Bitcoin network (such as if miners leave the original Bitcoin network for the forked network) , reduce or impede the adoption of bitcoin overall, or cause bitcoin or the Shares to lose value.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone. A clone may also adversely affect the price of bitcoin at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

Shareholders will not receive the benefits of any Incidental Rights and any IR Virtual Currency, including any forked or airdropped assets.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017 the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017 could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops could create operational security, legal or regulatory, or other risks for the Fund, the Sponsor, the Bitcoin Custodian, Authorized Participants, or other entities.

The Fund will not hold assets other than bitcoin. Accordingly, Shareholders may not receive the benefits of any forks, the Fund may not choose, or be able to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. The Trust refers to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” The Sponsor has the right, in the Sponsor’s sole discretion, to determine: (i) with respect to any fork, airdrop or similar event, what action the Fund shall take, and (ii) what action to take in connection with the Fund’s entitlement to or ownership of Incidental Rights or any IR Virtual Currency. The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Fund’s legal advisors, tax consultants, the Administrator, and the Bitcoin Custodian. The Sponsor is under no obligation to realize any economic benefit from any Incidental Rights or IR Virtual Currency on behalf of the Fund.

Notwithstanding the foregoing, with respect to any airdrop of any non-bitcoin crypto asset, including Incidental Rights and/or IR Virtual Currency, or in the event of a fork where it has been determined, in the discretion of the Sponsor, that the crypto asset received by the Fund is not bitcoin, or any similar event, the Sponsor will cause the Fund to irrevocably abandon such non-bitcoin crypto asset. .

There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, Shareholders’ ability to realize a benefit, through their Shares in the Fund, from any airdrop, fork or similar event. Additionally, as noted above the Fund may only hold bitcoin.

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

In the event of a hard fork of the Bitcoin network, the Sponsor will, as permitted by the terms of the Declaration of Trust, use its sole discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Bitcoin network, is generally accepted as the Bitcoin network and should therefore be considered the appropriate network for the Fund’s purposes. The Sponsor will base its determination on whatever factors it deems relevant, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of bitcoin, users, services, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Bitcoin network, or whatever other factors it deems relevant. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, the Bitcoin Custodian, other service providers, the Index Administrator, cryptocurrency platforms, or other market participants on what is generally accepted as bitcoin and should therefore be considered “bitcoin” for the Fund’s purposes, which may also adversely affect the value of the Shares as a result.

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

There are a small number of major suppliers of bitcoin mining hardware globally, and a significant amount of bitcoin mining hardware manufacturing is located in China. Mining hardware manufacturers may fail to supply the mining hardware due to their inability to manufacture sufficient mining hardware, whether due to shortages of components or resources such as semiconductors, or changes of laws and trade restrictions (including export/import restrictions, quotas or tariffs), or due to insolvency, or non-performance or default on their contracts. Trade policies such as export/import restrictions, quotas or tariffs may reduce the ability of bitcoin mining hardware suppliers to supply miners with bitcoin mining hardware or create a shortage or lack of components necessary for their manufacture or repair. If bitcoin miners are unable to source mining hardware from those suppliers (for example due to overwhelming global demand for bitcoin miners, or due to trade restrictions, or other causes) at commercially reasonable prices, or at all, and replacement or substitute sources of bitcoin mining hardware prove to be unavailable, there could be a negative impact on bitcoin mining globally. These could affect the Bitcoin network by making it more difficult for transactions to be confirmed, increase transaction costs, or affect the Bitcoin network's security, among other negative effects, any of which could negatively affect the value of bitcoin and consequently the Shares.

Further, ASIC chips and other critical components for mining equipment may be subject to price fluctuations or shortages. For example, the ASIC chip is the key component of a mining machine as it determines the efficiency of the device. The production of ASIC chips typically requires highly sophisticated silicon wafers, which currently only a small number of fabrication facilities, or wafer foundries, in the world are capable of producing. There have been previous microchip shortages which led to price fluctuations and disruption in the supply of key bitcoin mining hardware components. ASIC chips have recently been subject to supply and demand fluctuations, significant price increases and shortages. Shortages of ASIC chips could create problems in the supply chain for bitcoin mining equipment, negatively affecting the Bitcoin network by making it more difficult for transactions to be confirmed or increasing transaction costs, or even affecting network security, which again could cause the value of bitcoin and the Shares to decline.

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

●
an increase in the global bitcoin supply or a decrease in global bitcoin demand;

●
general market sentiment towards or unfavorable conditions or developments within, the digital asset markets and/or blockchain technology industry;

●
trading activity on digital asset platforms, which, in many cases, are largely unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation or other irregularities;

●
the adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Bitcoin network, and their ability to meet user demands;

●
forks in the Bitcoin network;

●
investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or bitcoin, and digital asset exchange rates;

●
consumer preferences and perceptions of bitcoin specifically and digital assets generally;

●
negative events, publicity, and social media coverage relating to the digital assets and blockchain technology industry;

●
fiat currency withdrawal and deposit policies on digital asset platforms;

●
the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;

●
business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset platforms, or banks or other financial institutions and service providers which provide services to the digital assets industry;

●
the use of leverage in digital asset markets, including the unwinding of positions, “margin calls”, collateral liquidations and similar events;

●
investment and trading activities of large or active consumer and institutional users, speculators, miners, and investors in bitcoin;

●     a “short squeeze” resulting from speculation on the price of bitcoin, if aggregate short exposure exceeds the number of Shares available for purchase;

●
an active derivatives market for bitcoin or for digital assets generally;

●
monetary policies of governments, legislation or regulation, trade restrictions, tariffs, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of bitcoin as a form of payment or the purchase of bitcoin on the digital asset markets;

●
global or regional political, economic or financial conditions, events and situations including pandemics or health epidemics;

●
fees associated with processing a bitcoin transaction and the speed at which bitcoin transactions are settled;

●
the maintenance, troubleshooting, and development of the Bitcoin network including by miners and developers worldwide;

●
the ability for the Bitcoin network to attract and retain miners to secure and confirm transactions accurately and efficiently;

●
ongoing technological viability and security of the Bitcoin network and bitcoin transactions, including vulnerabilities against hacks and scalability;

●
financial strength of market participants;

●
the availability and cost of funding and capital;

●
the liquidity and credit risk of digital asset platforms;

●
interruptions in service from or closures or failures of major digital asset platforms or their banking partners, or outages or system failures affecting the Bitcoin network;

●
decreased confidence in digital assets and digital assets platforms;

●
poor risk management or fraud by entities in the digital assets ecosystem;

●
increased competition from other forms of digital assets or payment services, including other blockchain networks combining smart contracts, programmable scripting languages, and an associated runtime environment, with blockchain-based recordkeeping, particularly where such other blockchain networks are able to offer users access to a larger consumer user base, greater efficiency, reliability, or processing speed, or more economical transaction processing fees than the Bitcoin network; and

●
the Fund’s own acquisitions or dispositions of bitcoin, since there is no limit on the number of bitcoin that the Fund may acquire.

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

Due to the relative unregulated nature and lack of transparency surrounding the operations of digital asset platforms, which may experience fraud, manipulation, security failures or operational problems, as well as the wider bitcoin market, the value of bitcoin and, consequently, the value of the Shares may be adversely affected, causing losses to Shareholders.

Risk of loss of market confidence due to lack of established regulatory framework. Digital asset platforms are relatively new and, in some cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations. Many operate outside the United States. Furthermore, while many prominent digital asset platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset platforms do not provide this information. Digital asset platforms may not be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in digital asset platforms, including prominent platforms that handle a significant volume of bitcoin trading.

Risk of manipulative activity (e.g., wash trading, front running or other fraudulent practices). Many digital asset platforms are unlicensed, may be unregulated, or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset platforms was false or noneconomic in nature, with specific focus on unregulated platforms located outside of the United States. Such reports alleged that certain overseas platforms have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices, such as fake or artificial trading volume or trading volume based on non-economic “wash trading” (where offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes), and attributed such manipulative or fraudulent behavior to motives like the incentive to attract listing fees from token issuers who seek the most liquid and high-volume platforms on which to list their coins.

Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain bitcoin platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets. Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of bitcoin and/or negatively affect the market perception of bitcoin.

The bitcoin market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many bitcoin trading venues lack certain safeguards put in place by platforms for more traditional assets to enhance the stability of trading on the platforms and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of bitcoin on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional platforms. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset platforms, or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the bitcoin market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in bitcoin manipulating bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in bitcoin, new sources of demand for bitcoin) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “Risk Factors-Risk Factors Related to Digital Assets-Prices of bitcoin may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at bitcoin trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in crypto market and/or cause distortions in price, which could adversely affect the Fund or cause losses to Shareholders.

Risks related to platform bankruptcy, failure or closure, including as a result of criminal fraud, cyber attacks or other security breaches. In addition, over the past several years, some digital asset platforms have been closed, including due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset platforms. While, generally speaking, smaller digital asset platforms are less likely to have the infrastructure and capitalization that make larger digital asset platforms more stable, larger digital asset platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset platform. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset platforms, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. More recently, in February 2025, Bybit, a centralized platform for exchanging digital assets, announced that more than $1.4 billion in ether had been stolen from its platform. Hackers were able to manipulate Bybit's transfer process to authorize and complete the illicit transaction. The incident has resulted in renewed concerns over the security of digital asset platforms.

Reputational harm and related industry contagion effects may exacerbate negative events in the digital asset markets or digital platforms. Negative perception, a lack of stability and standardized regulation in the digital asset markets and the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Bitcoin network and result in greater volatility or decreases in the prices of bitcoin. Furthermore, the closure or temporary shutdown of a digital asset platform used in calculating the Index may result in a loss of confidence in the Fund’s ability to determine its NAV on a daily basis. The potential consequences of a digital asset platform’s failure could adversely affect the value of the Shares and may cause the Fund to lose substantial value.

The Index has a limited performance history; the Index price could fail to track the global bitcoin price, a failure of the Index price could adversely affect the value of the Shares, and the Index’s methodology may be subject to change.

The Index Administrator has substantial discretion at any time to change the methodology used to calculate the Index and guidelines used to select platforms from which bitcoin trading data is sourced for inclusion in the Index. The Index Administrator does not have any obligation to take the needs of the Fund, the Fund’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating and balancing the Index will appropriately track the price of bitcoin in the future.

The Index is based on various inputs which may include price data from various third-party exchanges and markets as well as supply data. The Index Administrator does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source. The Index Administrator is not required to publicize or explain the changes to the Index, nor to alert the Fund to such changes. Shareholders in the Fund may not be aware of what inputs the Index Administrator uses to calculate the Index, when the Index Administrator changes the inputs, or when the Index Administrator changes the methodology to calculate the Index, even when material to the calculation of the Index. The Index could be calculated now or in the future in a way that adversely affects an investment in the Fund.

The methodology for determining the Index established by the Index Administrator is relatively new. Should any material change be made to the Index Rules that results in a material change to the composition of the Index and, as part of the Fund’s quarterly rebalancing and reconstitution process, results in a material change to the composition of the Fund the Fund will notify Shareholders of such material change in a prospectus supplement, in its periodic Exchange Act reports and/or on the Fund’s website. Certain assumptions included in the methodology may be flawed and may adversely impact the Index’s ability to accurately establish or maintain an index of top digital assets. The failure of one or more of the assumptions built into the Index Rules could have an adverse effect on the Fund and on the value of an investment in the Shares.

The CF Benchmarks Index was developed by the Index Administrator and has a limited performance history. Although the Index is based on materially the same methodology (except calculation time) as the Index Administrator’s Bitcoin Reference Rate (“ABRR”), which was first introduced in November 2016, the Index itself has only been in operation since February 2022. The Index price is a composite CF Benchmarks Index calculated using volume-weighted trading price data from various Constituent Platforms. The Index has only featured its current list of Constituent Platforms since March 2025. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Index’s performance. The Constituent Platforms chosen by the Index Administrator could also change over time. The Index Administrator may remove or add Constituent Platforms to the CF Benchmark Index in the future at its discretion.

Although the Index is intended to accurately capture the market price of bitcoin, third parties may be able to purchase and sell Bitcoin on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Index price. Moreover, there may be variances in the prices of bitcoin on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. While the Index provides a U.S. dollar-denominated composite CF Benchmarks Index for the price of bitcoin based on, in the case of the CF Benchmarks Index, the volume-weighted price of a bitcoin on certain Constituent Platforms, at any given time, the prices on each such Constituent Platform or pricing source may not be equal to the value of a bitcoin as represented by the Index. It is possible that the price of bitcoins on the Constituent Platforms could be materially higher or lower than the Index price. To the extent the Index price differs materially from the actual prices available on a Constituent Platform, or the global market price of bitcoin, the price of the Shares may no longer track, whether temporarily or over time, the global market price of bitcoin, which could adversely affect an investment in the Fund by reducing investors’ confidence in the Shares’ ability to track the market price of bitcoins. To the extent such prices differ materially from the Index price, investors may lose confidence in the Shares’ ability to track the market price of bitcoins, which could adversely affect the value of the Shares.

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

Additionally, under certain circumstances as described in the Registration Statement under "Net Asset Value—Business of the Fund," the Sponsor may utilize the Secondary Index (defined below) as a secondary pricing source. The Secondary Index incepted on March 15, 2022 and has a limited performance history. A longer history of performance through various economic and market conditions would provide greater and more reliable information regarding the performance of the Secondary Index over time. Accordingly, the Secondary Index is subject generally to the same risks as described above and may not accurately capture the price of bitcoin.

The Index price used to calculate the value of the Fund’s bitcoin may be volatile, adversely affecting the value of the Shares.

The price of bitcoin on public digital asset platforms has a limited history, and during this history, bitcoin prices on the digital asset markets more generally, and on digital asset platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual digital asset platforms, the Index price, and the price of bitcoin generally, remains subject to volatility experienced by digital asset platforms, and such volatility could adversely affect the value of the Shares.

Furthermore, because the number of liquid and credible digital asset platforms is limited, the Index will necessarily be composed of a limited number of digital asset platforms. If a digital asset platform were subjected to regulatory, volatility or other pricing issues, in the case of the CF Benchmarks Index, the Index Administrator would have limited ability to remove such digital asset platform from the Index, which could skew the price of Bitcoin as represented by the Index. Trading on a limited number of digital asset platforms may result in less favorable prices and decreased liquidity of bitcoin and, therefore, could have an adverse effect on the value of the Shares.

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

While the Fund does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the bitcoin market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of bitcoin. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the bitcoin market. Like CBDCs, stablecoins could compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, artificially inflating the price of bitcoin, and also argue that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021 the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. Bitfinex also agreed to pay the CFTC a $1.5 billion fine to settle charges that Bitfinex offered off-exchange leveraged, margined, or financed transactions involving cryptocurrencies, including ether, with U.S. customers who were not eligible contract participants and accepted funds (including in the form of Tether stablecoins) and orders in connection with such illegal off-exchange transactions, triggering an obligation to register with the CFTC, which the CFTC order asserts it violated. The CFTC previously fined Bitfinex in 2016 on similar charges.

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

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for bitcoin. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including bitcoin), regulatory concerns about stablecoin issuers or intermediaries, such as platforms, that support stablecoins, or legislation, such as the Guiding and Establishing National Innovation for U.S. Stablecoins Act passed in July of 2025 which prohibits the use of payment stablecoins unless the issuers obtain certain licenses and comply with various regulatory and other requirements, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the bitcoin market, and affect the value of bitcoin, and in turn impact an investment in the Shares.

Competition from the emergence or growth of other digital assets or methods of investing in Bitcoin could have a negative impact on the price of Bitcoin and adversely affect the value of the Shares.

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first-to-market” advantage over other digital assets. As of March 31, 2026, bitcoin was the largest digital asset by market capitalization and had the largest combined mining power. Despite this first-to-market advantage, as of March 31, 2026, there were more than 10,000 alternative digital assets tracked by CoinGecko.com, having a total market capitalization of approximately $2.8 trillion (including the approximately $1.6 trillion market capitalization of bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contract platforms rather than open platforms like the Bitcoin network. Competition from the emergence or growth of alternative digital assets and smart contract platforms, such as Ethereum, Solana, Avalanche, Polkadot, or Cardano, could have a negative impact on the demand for, and price of, bitcoin and thereby adversely affect the value of the Shares.

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

Competitive pressures may negatively affect the ability of the Fund to maintain substantial assets and achieve long-term commercial success.

The Fund and the Sponsor face significant competition with respect to the development and launch of competing investment products that could have a detrimental effect on the Fund’s ability to achieve scale. The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. There are several competitor spot bitcoin exchange-traded products available in the market and it is possible that the Fund could fail to retain acquired assets due to competition and/or market conditions. The Fund’s ability to attract and retain assets could be impaired to the extent the Fund’s competitors have a lower expense ratio than the Fund.

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

The Fund may struggle to attract new investors given the substantial number of existing bitcoin and other digital asset U.S. exchange-traded products in the market. Investors might prefer to allocate funds to one of the several spot bitcoin U.S. exchange-traded products or spot ether U.S. exchange-traded products already available, which collectively hold significant market share. The Fund will continue to face competition from direct investments in bitcoin, bitcoin spot and futures-based products, ether, ether spot and futures-based products, other crypto assets, and other potential financial instruments, including securities tied to or backed by crypto assets, as well as other investment vehicles focused on other crypto assets. Market conditions, financial factors, and other external circumstances could make these alternatives more attractive, potentially impacting the Fund’s performance. There can be no assurance that the Fund will grow to or maintain an economically viable size. There is no guarantee that the Sponsor will maintain a commercial advantage relative to competitors offering similar products. Whether or not the Fund and the Sponsor are successful in achieving the intended scale for the Fund may be impacted by a range of factors, such as the Fund’s fee structure, liquidity, or trading volume and spreads relative to those of competitive products.

Digital asset treasury companies may exacerbate volatility in digital asset markets.

In recent times, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including bitcoin. Digital asset treasury companies are a relatively new phenomenon and it is difficult to predict their long-term sustainability, and therefore their impact to digital asset markets, and to the Fund. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as Solana, when prices are rising and they may in certain circumstances be forced to sell such assets when prices are decreasing, potentially causing downward pressure on bitcoin prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for bitcoin. Negative events or sentiment surrounding digital asset treasury companies could affect the market for bitcoin The increase of consolidated positions in bitcoin held by digital asset treasury companies could affect the operation of the Bitcoin blockchain. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Fund.

Operational cost may exceed the award for mining transaction, and increased transaction fees may adversely affect the usage of the Bitcoin network.

If transaction confirmation fees become too high, the marketplace may be reluctant to use bitcoin. This may result in decreased usage and limit expansion of the Bitcoin network in the retail, commercial and payments space, adversely impacting investment in the Fund. Conversely, if the reward for validators or miners or the value of the transaction fees is insufficient to motivate miners, they may cease to mine. Ultimately, if the awards of new bitcoin costs of mining transactions grow disproportionately, validators or miners may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Bitcoin network and could adversely affect the value of the bitcoin held by the Fund.

The SEC has approved generic listing standards for commodity-based trust shares and may approve other applications under Rule 19b-4 of the Exchange Act to list competing digital asset backet investment vehicles as exchange-traded products, which could reduce demand for, and the price of, bitcoin and adversely impact the value of the Shares.

The SEC has approved generic listing standards for commodity-based trust shares holding digital assets. To the extent competing digital asset exchange-traded products, other than those which hold bitcoin, come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, bitcoin could be reduced. Such reduced demand could in turn negatively affect the value of the Shares of the Fund. Accordingly, there can be no assurance that the Fund will be able to achieve or maintain scale or its intended competitive positioning, which could adversely affect the performance of the Fund and the value of the Shares.

Risk Factors Related to the Fund and the Shares

The Fund may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Fund.

A public health emergency, such as the COVID-19 pandemic, could adversely affect the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the digital asset markets. For example, digital asset prices, including bitcoin, decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the COVID‑19 outbreak.

Future public health emergencies could result in an increase of the costs of the Fund and affect liquidity in the digital asset market, as well as the correlation between the price of the Shares and the net asset value of the Fund, any of which could adversely affect the value of the Shares. In addition, future public health emergencies could impair the information technology and other operational systems upon which the Fund’s service providers, including the Sponsor, the Trustee, Administrator, Authorized Participants and/or their designees, the Prime Broker and the Custodians, rely, and could otherwise disrupt the ability of employees of the Fund’s service providers to perform essential tasks on behalf of the Fund. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the digital asset markets, which could adversely affect the value of bitcoin and the price of the Shares.

Further, future public health emergencies could also interfere with the operations of the Index or the Index Administrator, which is used to value the bitcoin held by the Fund and calculate the net asset value of the Fund. Pandemics or other public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Creation Units, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Fund.

The Fund will rely on the information and technology systems of the Custodians, Administrator, Trustee, Sponsor, Authorized Participants and/or their designees, Bitcoin Trading Counterparties, listing exchange, and the Fund’s other service providers and counterparties (referred to herein as the “Service Providers”), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Fund.

The Fund and the Service Providers are susceptible to operational, information security and related cybersecurity risks both directly and through their own service providers. Cyber incidents can result from deliberate attacks or unintentional events. They include, but are not limited to, gaining unauthorized access to systems, corrupting or destroying data, and causing operational disruption. Geopolitical tensions may increase the scale and sophistication of deliberate attacks, particularly those from nation-states or from entities with nation-state backing.

Cybersecurity incidents may cause disruptions and impact business operations. They may result in any of the following: financial losses (including loss or theft of Fund assets), interference with the Fund’s ability to calculate its NAV, disclosure of confidential information, impediments to trading, submission of erroneous trades or erroneous creation or redemption orders or other price movements, the inability of the Fund or the Service Providers to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and other legal and compliance costs. In addition, cyber incidents may render records of Fund assets and transactions, Shareholder ownership of the Shares, and other data integral to the functioning of the Fund inaccessible, inaccurate or incomplete. The Fund may incur substantial costs in order to resolve or prevent cyber incidents

The amount of the Fund’s assets represented by each Share will decline over time as the Fund pays the Sponsor’s fee and additional expenses borne by the Fund, and as a result, the value of the Shares may decrease over time.

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

An investment in the Shares may deviate bitcoin prices in spot markets and is distinct from a direct investment in bitcoin.

The market value of the Shares may not have a direct relationship with the prevailing price of bitcoin, and changes in the prevailing price of bitcoin similarly will not necessarily result in a comparable change in the market value of the Shares. The performance of the Fund will not reflect the specific return an investor would realize if the investor actually held or purchased bitcoin directly. The differences in performance may be due to factors such as fees, transaction costs, and operating hours of the Exchange. Investors will also forgo certain rights conferred by owning bitcoin directly, such as the right to claim airdrops.

The value of the Shares may be influenced by a variety of factors unrelated to the value of bitcoin.

The value of the Shares may be influenced by a variety of factors unrelated to the price of bitcoin and the digital asset platforms included in the Index that may have an adverse effect on the value of the Shares. These factors include the following factors:

●
unanticipated problems or issues with respect to the mechanics of the Fund’s operations and the trading of the Shares may arise, including due to the complexity of the mechanisms and processes governing the offering, creation and redemptions of the Shares and storage of bitcoin;

●
the Fund could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

●
the Fund could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Fund’s account with the Bitcoin Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Fund’s technical infrastructure, which could result in theft, loss or damage of its assets; or

●
service providers may default on or fail to perform their obligations or deliver services under their contractual agreements with the Fund, or decide to terminate their relationships with the Fund, for a variety of reasons, which could affect the Fund’s ability to operate.

●     if the Bitcoin network introduces privacy enhancing features in the future, service providers may decide to terminate their relationships with the Fund due to concerns that the introduction of privacy enhancing features to the Bitcoin network may increase the potential for bitcoin to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Fund’s assets.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants or Bitcoin Trading Counterparties.

In the event that one or more Authorized Participants or Bitcoin Trading Counterparties withdraw from or cease participation in creation and redemption activity for any reason, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment in Shares.

The Fund's and the Authorized Participants' ability to buy or sell bitcoin may be adversely affected by limited trading volume, lack of a market maker, or legal restrictions. It is also possible that a bitcoin spot market or governmental authority may suspend or restrict trading in bitcoin altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting bitcoin or other issues affecting counterparties. Bitcoin is a relatively new asset with a very limited trading history. Therefore, the markets for bitcoin may be less liquid and more volatile than other markets for more established products.

The Fund and the Shares may be negatively affected by Authorized Participant Concentration.

Only Authorized Participants may engage in creation or redemption transactions directly with the Fund. The Fund has a limited number of institutions that act as Authorized Participants and the Fund's Authorized Participants serve in the same capacity for various competitor products. Authorized Participants are not obligated to make a market in the Fund's Shares or submit purchase and redemption orders for Creation Units. Authorized Participants and/or their designees that act in the same capacity for several competing products may be incentivized to prioritize making a market in a competing product's Shares over the Fund's Shares, which may reduce liquidity in the Fund's Shares or otherwise negatively affect the Fund. In addition, the Fund may also fail to attract or maintain adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Fund failure to reflect the performance of the price of bitcoin. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to the Fund and no other Authorized Participant is able or willing to step forward to create or redeem Creation Units, the Fund's Shares may trade at a discount to NAV and face trading halts and/or delisting. This risk may be more pronounced in volatile market conditions. In addition, due to the novelty of the Fund's product structure and volatility in the bitcoin markets, risks relating to a limited number of Authorized Participants are heightened.

Certain Shareholders may from time to time own a substantial amount of the Fund’s Shares.

In addition, a third-party investor, the Sponsor (or an affiliate of the Sponsor), an Authorized Participant, a lead market maker or another entity may invest in the Fund and hold its investment solely to facilitate commencement of the Fund’s operations or to facilitate the Fund’s achieving a specified size or scale. There can be no assurance that the size of the Fund would be maintained at such levels. Redemptions by large Shareholders could have a significant negative impact on the Fund. In addition, transactions by large Shareholders may account for a large percentage of the trading volume on the Exchange and may, therefore, have a material upward or downward effect on the market price of the Shares.

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

●
exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act;

●
reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in this report;

●
exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation; and

●
exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after its initial public offering, or until the earliest of (1) the last day of the fiscal year in which it has annual gross revenue of $1.235 billion or more, (2) the date on which it has, during the previous three year period, issued more than $1 billion in non-convertible debt or (3) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first day of the first fiscal year after it has (A) more than $700 million in outstanding equity held by nonaffiliates (subject to certain definitional exemptions based on revenue), (B) been public for at least 12 months and (C) filed at least one annual report on Form 10-K.

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

The Fund is subject to certain risks due to its concentration in only bitcoin.

The Fund is subject to risks due to its concentration of investments in only bitcoin. Unlike other funds that may invest in a diversified portfolio of assets, the Fund’s investment strategy is concentrated within a single asset class. This concentration maximizes the Fund’s exposure to a variety of market risks associated with bitcoin. By concentrating its investment strategy solely in bitcoin, any losses stemming from a decrease in the value of bitcoin can be expected to reduce the value of an interest in the Fund and will not be offset by other gains if the Fund were to invest in a diversified portfolio of assets.

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

If the processes of creation and redemption of Shares (which depend on timely transfers of bitcoin to and by the Bitcoin Custodian) encounter any unanticipated difficulties due to, for example, the price volatility of bitcoin, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Prime Broker or Bitcoin Custodian, the closing of bitcoin trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by miners, or other problems or disruptions affecting the Bitcoin network, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Creation Units to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In certain such cases, as further described in “Creations and Redemptions," the Sponsor may, suspend the process of creation and redemption of Creation Units. During such times, trading spreads, and the resulting premium or discount, on Shares may widen. Alternatively, in the case of a network outage or other problems affecting the Bitcoin network, the processing of transactions on the Bitcoin network may be disrupted, which in turn may impede processing of bitcoin transactions on behalf of the Fund by the Prime Broker or other executing broker/agent, which in turn could affect the creation or redemption of Creation Units. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of bitcoin and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for bitcoin should become relatively illiquid and thereby materially restrict opportunities for arbitraging, the price of Shares may diverge from the value of bitcoin.

To the extent applicable, the Fund’s use of cash creations and redemptions may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of bitcoin and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the staff of the SEC’s Division of Trading and Markets stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there is as yet no definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot digital assets. Absent further regulatory clarity regarding whether and how registered broker-dealers can hold and deal in digital assets under applicable broker-dealer financial responsibility and other rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for bitcoin may be unable to demonstrate compliance with such rules. The Fund's ability to create and redeem in-kind is new, and broker-dealers may struggle to comply with applicable regulations, which may negatively affect their ability to participate in in-kind transactions. Additionally, there is no assurance that broker- dealers will be willing to serve as Authorized Participants for in-kind transactions, potentially impacting the Fund's performance and the value of the Shares. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements are primarily the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities laws and rules. To the extent applicable, the Fund’s use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause inefficiencies or delays in trade execution due to potential operational issues arising from transacting in cash, which involves additional operational steps (and therefore execution risk) as compared to the in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trade Credits, which the Fund would not be able to use with in-kind creations and redemptions. Such delays could cause the execution price associated with the Fund’s bitcoin trades to materially deviate from the Index price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices pursuant to the terms of the Authorized Participant Agreement, Authorized Participants could default on their obligations to the Fund. In addition, potential execution risks and additional costs could lead to Authorized Participants who would otherwise be willing to purchase or redeem Creation Units to benefit from any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the Fund’s underlying bitcoin, to elect to not participate in the Fund’s Share creation and redemption processes. This could adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of bitcoin, and as a result, the price of the Shares may fall or otherwise diverge from NAV and/or cause bid-ask spreads to widen. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying bitcoin held by the Fund or sell Shares at a price lower than the value of the underlying bitcoin held by the Fund, causing Shareholders to suffer losses.

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

The Sponsor has a limited track record in operating passive investment vehicles such as the Fund that hold crypto assets. This limited experience poses several potential risks to the effective management and operation of the Fund. Crypto assets, such as bitcoin, are known for their high volatility, unique technical, legal and regulatory challenges, and rapidly evolving market dynamics. The Sponsor’s limited experience in this specific field may not fully equip them to navigate these complexities effectively, which could adversely affect the operations of the Fund.

The past performance of other investment vehicles sponsored by the Sponsor or managed by its affiliates are no indication of the Sponsor’s ability to successfully manage an investment vehicle such as the Fund. The unique nature of crypto assets makes past performance an unreliable indicator of future success in this area. The crypto asset market is technology-driven and requires a deep understanding of the underlying blockchain technology and security considerations. The Sponsor’s limited experience may not fully encompass the technical expertise required to mitigate risks such as cyber threats, technological failures, or operational errors related to crypto asset transactions and custody.

Should the Sponsor’s experience prove inadequate or unsuitable for managing a crypto asset-based investment vehicle like the Fund, it could result in suboptimal decision-making, increased operational risks, and potential legal or regulatory non-compliance. These factors could adversely affect the Fund’s operations, leading to potential losses for investors or a decrease in the Fund’s overall value.

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

If the Custodian Agreement, Prime Broker Agreement, Authorized Participant Agreement or Bitcoin Trading Counterparty Agreement is terminated or the Bitcoin Custodian, Prime Broker, Authorized Participant, or Bitcoin Trading Counterparty fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian, prime broker, authorized participant or trading counterparty, which could pose a challenge to the safekeeping of the Fund’s bitcoins, and the Fund’s ability to continue to operate may be adversely affected.

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

Similarly, if an Authorized Participant or a Bitcoin Trading Counterparty suffers insolvency, business failure or interruption, default, failure to perform, security breach, or in certain circumstances a force majeure event or if an Authorized Participant or a Bitcoin Trading Counterparty chooses not to participate in the creation and redemption process of the Fund, and the Fund is unable to engage replacement Authorized Participants or Bitcoin Trading Counterparties or access alternative services on commercially acceptable terms or at all, then the creation and redemption process of the Fund, the arbitrage mechanism used to keep the Shares in line with the NAV and the Fund’s operations generally could be negatively affected. In the event of any SEC or governmental, regulatory or other enforcement action of litigation, Coinbase, Inc., as Prime Broker, could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide prime brokerage services to the Fund could be affected. If the Prime Broker were to be required or choose as a result of a regulatory action (including, for example, the litigation initiated by the SEC), to restrict or curtail the services it offers, it could negatively affect the Fund’s ability to operate or process creations or redemptions of Creation Units, which could force the Fund to liquidate or adversely affect the price of the Shares. While the Bitcoin Custodian is not named in the complaint, if Coinbase Global, as the parent of the Bitcoin Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Fund, or its financial condition is negatively affected, it could negatively affect the Fund’s ability to operate.

Alternatively, the Sponsor could decide to replace Coinbase Custody as the Bitcoin Custodian with custody of the Fund’s bitcoins, and Coinbase Inc. as Prime Broker. Similarly, Coinbase Custody or Coinbase Inc. could terminate services under the Custodian Agreement or the Prime Broker Agreement respectively upon providing the applicable notice to the Fund for any reason, or immediately for Cause (a “Termination for Cause” is defined in the Prime Broker Agreement as (i) the Fund materially breaches any provision of the Prime Broker Agreement; (ii) the Fund takes any action to dissolve or liquidate, in whole or part; (iii) the Fund becomes insolvent, makes an assignment for the benefit of creditors, becomes subject to direct control of a trustee, receiver or similar authority; (iv) the Fund becomes subject to any bankruptcy or insolvency proceeding under any applicable laws, rules and regulations, such termination being effective immediately upon any declaration of bankruptcy; (v) the Prime Broker becomes aware of any facts or circumstances with respect to the Fund’s financial, legal, regulatory or reputational position which may affect Fund’s ability to comply with its obligations under the Prime Broker Agreement; (vi) termination is required pursuant to a facially valid subpoena, court order or binding order of a government authority; (vii) the Fund’s Prime Broker Account is subject to any pending litigation, investigation or government proceeding and/or Prime Broker reasonably perceives a heightened risk of legal/regulatory non-compliance associated with Fund’s use of Prime Broker services; or (viii) the Prime Broker reasonably suspects Fund of attempting to circumvent Prime Broker’s controls or uses the Prime Broker Services in a manner Prime Broker otherwise deems inappropriate or potentially harmful to itself or third parties. Transferring maintenance responsibilities of the Fund’s account at the Prime Broker or at the Bitcoin Custodian to another prime broker or custodian will likely be complex and could subject the Fund’s bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Fund’s assets. As Prime Broker, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Fund as Prime Broker. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Fund’s orders, including in the event of, among others, delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc., or the acceptance of the Fund’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit (as defined below) that the Fund’s agreement with the Trade Credit Lender permits to be outstanding at any one time. Also, if Coinbase Custody or Coinbase Inc. become insolvent, suffer business failure, cease business operations, default on or fail to perform their obligations under their contractual agreements with the Fund, or abruptly discontinue the services they provide to the Fund for any reason, the Fund’s operations would be adversely affected.

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

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Fund, Trustee, Sponsor, Administrator, Cash Custodian, Prime Broker and Bitcoin Custodian expose the Fund and its Shareholders to the risk of loss of the Fund’s bitcoins for which no person or entity is liable.

The Fund is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Fund are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Fund nor the Sponsor insure the Fund’s bitcoins. The Bitcoin Custodian’s parent, Coinbase Global, Inc. (“Coinbase Global”) currently maintains a commercial crime insurance policy. Coinbase Global has maintained a commercial crime insurance policy since 2013, which is designed to be comprehensive and is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Bitcoin Custodian and the Prime Broker (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The commercial crime insurance policy is intended to provide the Coinbase Insureds and their clients with some of the broadest and deepest insurance coverage in the crypto industry, with comprehensive coverage terms and conditions. This policy is renewed annually and the insurance amounts are subject to review and change. The Bitcoin Custodian has advised the Sponsor that this insurance is maintained at a commercially reasonable amount for the bitcoin custodied on behalf of the Coinbase Insureds’ clients, including the Fund’s bitcoin custodied by the Bitcoin Custodian The insurance maintained by Coinbase Global is shared among all of Coinbase’s customers, is not specific to the Fund or to customers holding bitcoin with the Bitcoin Custodian or Prime Broker and may not be available or sufficient to protect the Fund from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the type of losses experienced by the Fund. Further, the coverage will not be sufficient to fully cover losses for the Fund in the event of a catastrophic, large-scale or simultaneous incident affecting multiple Coinbase clients. Coinbase Global may choose not to renew, or may be unable to renew any portion or all of these insurance policies, which may further expose the Trust and its Shareholders to the risk of loss. Alternatively, the Fund may may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Fund. In addition, the Digital Assets insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Fund. While the Bitcoin Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Fund cannot be assured that the Bitcoin Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Fund’s digital assets.

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

To avoid having to pre-fund purchases or sales of bitcoin in connection with cash creations and redemptions and sales of bitcoin to pay the Sponsor’s fee and any other Fund expenses not assumed by the Sponsor, to the extent applicable, the Fund may borrow bitcoin or cash as Trade Credit from the Trade Credit Lender on a short-term basis pursuant to the Trade Financing Agreement. The Trade Credit Lender is only required to extend Trade Credits to the Fund to the extent such bitcoin or cash is actually available to the Trade Credit Lender. To the extent that Trade Credits are not available or become exhausted, (1) there may be delays in the buying and selling of bitcoin related to cash creations and redemptions or the selling of bitcoin related to paying the Sponsor’s fee and, to the extent applicable, (2) Fund assets may be held in the Trading Balance for a longer duration than if Trade Credits were available, and (3) the execution price associated with such trades may deviate significantly from the Index price used to determine the Fund’s NAV. To the extent that the execution price for purchases and sales of bitcoin related to creations and redemptions and sales of bitcoin in connection with paying the Sponsor’s fee and any other Fund expenses deviate significantly from the Index price used to determine the NAV of the Fund, the Shareholders may be negatively impacted because the added costs of such price deviations, which would be borne by the Authorized Participants, may be passed onto the Shareholders in the secondary market. The magnitude of this risk factor relating to the unavailability or exhaustion of the Trade Credits is heightened to the extent that the Fund effectuates creations and redemptions for cash rather than in-kind. The Fund generally must repay Trade Credits by 6:00 p.m. ET (the “Settlement Deadline”) on the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Fund (or, if such day is not a business day, on the next business day). Pursuant to the Trade Financing Agreement, the Fund has granted a security interest, lien on, and right of set off against all of the Fund’s right, title and interest, in the Fund’s Trading Balance and Vault Balance established pursuant to the Prime Broker Agreement and Custodian Agreement, in order to secure the repayment by the Fund of the Trade Credits and financing fees to the Trade Credit Lender. Upon a failure by the Fund to pay and settle in full its obligations to the Trade Credit Lender in respect of the financing it provides to the Fund in the form of Trade Credits, the Bitcoin Custodian and the Prime Broker have agreed to comply with instructions from the Trade Credit Lender with respect to the disposition of the assets in the Fund’s Vault Balance and Trading Balance respectively without further consent by the Fund. If the Fund fails to repay the Trade Credits to the Trade Credit Lender on time and in full, the Trade Credit Lender can take control of the Fund’s assets and liquidate them to repay the Trade Credit debt owed by the Fund to the Trade Credit Lender.

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Fund’s ability to create or redeem Creation Units, or could cause losses to the Fund.

The Prime Broker facilitates the buying and selling or settlement of bitcoin by the Fund in connection with cash creations and redemptions between the Fund and the Authorized Participants, and the sale of bitcoin, including to pay the Sponsor’s fee, any other Fund expenses, to the extent applicable, in connection with redemption transactions, and in extraordinary circumstances, to effect the liquidation of the Fund’s bitcoin. The Prime Broker relies on bank accounts to provide its trading platform services, including temporarily holding any cash related to a customer’s purchase or sale of bitcoin. In particular, the Prime Broker has disclosed that customer cash held by the Prime Broker, including the cash associated with the Fund’s Trading Balance, is held (i) in one or more omnibus accounts in the Prime Broker’s name for the benefit of customers at one or more U.S. insured depository institutions (each, an “FBO account”); (ii) with respect to US dollars, liquid investments, which may include but are not limited to U.S. treasuries and money market funds operating in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service) (“Money Market Funds”), in accordance with state money transmitter laws and (iii) in the Prime Broker’s omnibus accounts at Connected Trading Venues. The Prime Broker represents that it will title the FBO accounts it maintains with U.S. depository institutions and maintain records of the Fund’s interest in a manner designed to enable receipt of FDIC deposit insurance, where applicable and up to the deposit insurance limits applicable under FDIC regulations and guidance, on Fund cash for the Fund’s benefit on a pass-through basis. The Prime Broker, however, does not guarantee that pass-through FDIC deposit insurance will apply to Fund cash, since such insurance is dependent in part on compliance of the depository institutions. The Prime Broker may also title its accounts at some or all Connected Trading Venues and maintain records of Fund interests in those accounts in a manner consistent with FDIC requirements for pass-through deposit insurance, but availability of pass-through deposit insurance, up to the deposit insurance limits applicable under FDIC regulations and guidance, is also dependent on the actions of the Connected Trading Venues and any depository institutions they use, which may not be structured to provide pass-through deposit insurance. FDIC insurance applies to cash deposits at banks and other insured depository institutions in the event of a failure of that institution, and does not apply to the Prime Broker any bitcoin held by a the Prime Broker on Fund’s behalf. The Sponsor has not independently verified the Prime Broker’s representations. To the extent that the Prime Broker faces difficulty establishing or maintaining banking relationships, the loss of the Prime Broker’s banking partners or the imposition of operational restrictions by these banking partners and the inability for the Prime Broker to utilize other financial institutions may result in a disruption of creation and redemption activity of the Fund, or cause other operational disruptions or adverse effects for the Fund. In the future, it is possible that the Prime Broker could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Prime Broker is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

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

Similar events in the future that impact banking relationships maintained by key Fund service providers such as the Prime Broker could impair the Fund’s ability to access the Fund’s cash held in the Fund’s Trading Balance or associated with the Fund’s orders to sell bitcoin, including in connection with payment of the Sponsor’s fee, and to the extent applicable, other Fund expenses and/or redemption transactions. If the Prime Broker were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Broker’s ability to provide services to the Fund could be affected. Moreover, the future failure of a bank at which the Prime Broker maintains customer cash, in the Fund’s Trading Balance associated with the Fund’s orders to sell bitcoin in connection with payment of the Sponsor’s fee, and to the extent applicable, other Fund expenses, could result in losses to the Fund, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections. Although the Prime Broker has made certain representations to the Sponsor regarding the Prime Broker’s maintenance of records in a manner reasonably designed to qualify for FDIC insurance on a pass-through basis in connection with the accounts in which the Prime Broker maintains cash on behalf of its customers (including the Fund), there can be no assurance that such pass-through insurance will ultimately be made available. In addition, the Fund may maintain cash balances with the Prime Broker that are not insured or are in excess of the FDIC’s insurance limits, or which are maintained by the Prime Broker at money market funds and subject to the attendant risks (e.g., “breaking the buck”). As a result, the Fund could suffer losses.

The Prime Broker routes orders through Connected Trading Venues in connection with trading services under the Prime Broker Agreement. The loss or failure of any such Connected Trading Venues may adversely affect the Prime Broker’s business and cause losses for the Fund.

In connection with trading services under the Prime Broker Agreement, the Prime Broker routinely routes customer orders to Connected Trading Venues, which are third-party platforms or other trading venues (including the trading venue operated by the Prime Broker). In connection with these activities, the Prime Broker may hold bitcoin with such Connected Trading Venues in order to effect customer orders, including the Fund’s orders. Cash may also be held in the Prime Broker’s omnibus account at the Connected Trading Venues. If the Prime Broker were to experience a disruption in the Prime Broker’s access to these Connected Trading Venues, the Prime Broker’s trading services under the Prime Broker Agreement could be adversely affected to the extent that the Prime Broker is limited in its ability to execute order flow for its customers, including the Fund. In addition, while the Prime Broker has policies and procedures to help mitigate the Prime Broker’s risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Prime Broker might not be able to fully recover the customer’s bitcoin or cash that the Prime Broker has deposited with these third parties. As a result, the Prime Broker’s business, operating results and financial condition could be adversely affected, potentially resulting in its failure to provide services to the Fund or perform its obligations under the Prime Broker Agreement, and the Fund could suffer resulting losses or disruptions to its operations. The failure of a Connected Trading Venue at which the Prime Broker maintains customer bitcoin or cash, including bitcoin or cash associated with the Fund, could result in losses to the Fund, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections.

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

The Declaration of Trust provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the non-exclusive jurisdiction for any claims, suits, actions or proceedings, provided that suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware are an inconvenient venue or is otherwise inappropriate. As such, Shareholder could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

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

The Sponsor is solely responsible for determining the net asset value of the Fund, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor has the exclusive authority to determine the net asset value of the Fund. The Sponsor has delegated to the Administrator the responsibility to calculate the net asset value of the Fund, based on a pricing source selected by the Sponsor. The Administrator determines the net asset value of the Fund as of 4:00 p.m. ET, on each Business Day, as soon as practicable after that time. The Administrator’s determination is made utilizing data from the operations of the Fund and the Index, calculated at 4:00 p.m. ET, on such day. If the Sponsor determines in good faith that the Index does not reflect an accurate bitcoin price, then the Sponsor will instruct the Administrator to employ an alternative method to determine the fair value of the Fund’s assets. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. The Administrator may value the bitcoin held by the Fund based on the Index in a manner that ultimately inaccurately reflects the price of bitcoin. To the extent that the net asset value of the Fund, the Index, or the Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor nor the Administrator may be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund. Moreover, the terms of the Declaration of Trust and the Sponsor Agreement do not prohibit the Sponsor from changing the Index or other valuation method used to calculate the net asset value of the Fund. Any such change in the Index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

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

In consideration for the Sponsor’s fee, the Sponsor has contractually assumed ordinary course operational and periodic expenses of the Fund, with the exception of those described in the Registration Statement under “Business of the Fund—Fund Expenses”. Expenses incurred by the Fund but not assumed by the Sponsor, such as, among others, taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Bitcoin blockchain, any Incidental Rights and any IR Virtual Currency); or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Fund. The Sponsor will cause the Fund to either (i) sell bitcoin held by the Fund or (ii) deliver bitcoin in‑kind to the Sponsor to pay Fund expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Fund may be required to sell or otherwise dispose of bitcoin, at a time when the trading prices are depressed.

The sale or other disposition of assets of the Fund in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

●
The Fund is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the price of bitcoin. Consequently, if the Fund incurs expenses in U.S. dollars, the Fund’s bitcoins may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.

●
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

There is a lack of consensus regarding the regulation of digital assets, including bitcoin, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau ("CFPB"), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or bitcoin in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Fund to continue to operate.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset platforms and custodians.

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including Bitcoin and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. We cannot predict how these and other related events will affect us or the crypto asset business.

Additionally, President Trump has issued executive orders addressing the administration's intention to establish a comprehensive digital assets regulatory framework. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

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

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the U.S. Bank Secrecy Act by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset platform, for similar violations. The requirement that exchangers that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling bitcoin and therefore may adversely affect the price of bitcoin and an investment in the Shares.

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

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, then U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Bitcoin network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Ethereum network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions - such as many virtual currency exchanges, or the Fund’s service providers, such as the Prime Broker or Cash Custodian - to reduce support for or cease offering services for ether or to the Fund, which could impair the utility of ether, the value of the Shares and the Fund’s ability to operate in compliance with new laws and regulations.

A determination that bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non‑binding, statements made in the past by senior officials at the SEC and endorsed by its previous Chairman in a letter to a member of Congress appeared to indicate that the SEC did not consider bitcoin to be a security, at least currently, and the staff has provided informal assurances to a handful of promoters that their digital assets are not securities. However, a recent federal court decision ruled that the SEC has not to date issued a definitive statement of its position on whether ether is a security for purposes of federal law. HODL Law, PLLC v. Securities and Exchange Commission, Case No. 22-cv-1832-L-JLB, 2023 WL 4852322 (Jul. 28, 2023), at *6. Additionally, although the federal district court in the Southern District of New York has recently held that under certain transaction structures, Solana is not a security, this ruling is not yet definitive and the Sponsor and the Fund cannot be certain as to how future regulatory developments will impact the treatment of Solana under U.S. law. On the other hand, the SEC has under the prior administration brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. Under the prior administration, the SEC has also brought enforcement actions against digital asset trading platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities. For example, in June 2023, the SEC brought suit against two of the largest operators of digital asset trading platforms in Securities and Exchange Commission v. Binance Holdings Ltd., et al (the “Binance Complaint”) and Securities and Exchange Commission v. Coinbase, Inc., and Coinbase Global, Inc. (the “Coinbase Complaint”), alleging that Binance and Coinbase had solicited U.S. investors to buy, sell, and trade “digital asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”). The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices.

In February 2025, March 2025 and May 2025, Coinbase, Kraken and Binance, respectively, entered into a joint stipulation with the SEC to dismiss the SEC’s lawsuit against them with prejudice. These dismissals do not mean that the SEC has definitively determined that Digital Assets are not securities and the ultimate impact of these dismissals is yet unknown. Several other digital asset market participants also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. The ultimate outcome of these lawsuits (to the extent not yet dismissed), their effect on the broader digital asset ecosystem and the reputational impact on industry participants, remain uncertain.

Fraud or manipulation may also affect the constituent trading platforms used to calculate the CF Benchmarks Index. For example, Coinbase paid $6.5 million in 2021 to settle a CFTC enforcement action for reckless false, misleading, or inaccurate reporting as well as wash trading by a former employee on Coinbase’s GDAX platform. According to the CFTC’s order, during the relevant period prior to the enforcement action, Coinbase operated at least two trading programs which generated orders that, at times, matched with one another. Coinbase included the transactional information for these transactions, such as price and volume data, on its website and provided that information to reporting services, either directly or through access to its website, resulting in a perceived volume and level of liquidity of digital assets, on GDAX that was false, misleading or inaccurate.

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

In March 2026, SEC Staff released guidance stating that most digital assets are not securities; digital commodities, digital collectables, and digital tools are generally not securities, while tokenized securities (digital assets that represent an underlying security) are securities. The guidance clarifies when certain activities, such as validation, mining, and wrapping, generally do not involve the offer and sale of securities.

The CFTC has for years considered digital assets to be commodities subject to its regulatory jurisdiction, and digital asset futures have been listed for years on CFTC-regulated exchanges while cleared digital asset swaps have been listed for trading on CFTC-regulated swap execution facilities not registered with the SEC without being deemed “mixed swaps” subject to joint CFTC and SEC jurisdiction to the Sponsor’s knowledge.

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

Any enforcement action by the SEC or a state securities regulator asserting that bitcoin is a security, or a court decision, to that effect would be expected to have an immediate material adverse impact on the trading value of bitcoin, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non‑security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. The New York Attorney General alleged in a lawsuit filed in March 2023 that ether was a security under New York and federal securities law and that a cryptocurrency exchange that deals in ether, unlawfully failed to register as a securities dealer under New York state law. However, the New York Attorney General alleged in the alternative in the same case that ether was a commodity under both New York state and federal law.

For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $100 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security. Publicly available filings indicate the parties have agreed to settlement terms with respect to the enforcement proceeding.

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

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the Bitcoin network), the digital asset markets (including the bitcoin market), and their users, particularly digital asset platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict manufacturers’ ability to produce or sell semiconductors or hard drives in connection with bitcoin mining, it would have a material adverse effect on digital asset networks (including the Bitcoin network), the digital asset market, and as a result, impact the value of the Shares.

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

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of March 31, 2025, approximately 837 million tera hashes were performed every second in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

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

In addition, because of the high energy usage required for bitcoin mining, bitcoin may be subject to regulation stemming from energy usage and/or climate concerns. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Bitcoin network may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations. A number of states and countries have adopted, or are considering the adoption of, regulatory frameworks to impede bitcoin mining and/or bitcoin use more broadly. For example, on May 26, 2021, Iran placed a temporary ban on bitcoin mining in an attempt to decrease energy usage and help alleviate blackouts. New York State recently failed to pass a bill that would place a moratorium on mining operations for proof-of-work blockchains such as bitcoin. Depending on how futures regulations are formulated and applied, such policies could have the potential to negatively affect the price of bitcoin, and, in turn, the value of the Shares. Increased regulation and the corresponding compliance cost of these regulations could additionally result in higher barriers to entry for bitcoin miners, which could increase the concentration of the hash rate, potentially having a negative impact on the price of bitcoin.

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

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Bitcoin blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Bitcoin network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset mixing application consisting of a website, user interface and smart contracts designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking under authorities in Section 311 of the USA PATRIOT Act that would impose requirements on financial institutions that engage in CVC transactions that involve CVC mixing within or involving a jurisdiction outside the United States. FinCEN's rulemaking states that CVC mixing transactions can play a central role in facilitating the laundering of CVC derived from a variety of illicit activity, and are frequently used by criminals and state actors to facilitate a range of illicit activity, including, but not limited to, money laundering, sanctions evasion and weapons of mass destruction proliferation. Given that the Bitcoin network is global and anyone can engage in transactions using bitcoin, it is not inconceivable that bad actors, such as those subject to sanctions, could seek to do so. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset platforms. Any of the aforementioned or similar occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Fund, the Sponsor or another Fund service provider were to transact with a sanctioned entity, the Fund, the Sponsor or service provider would be at risk of potential criminal or civil lawsuits or liability.

The Fund takes measures with the objective of reducing illicit financing risks in connection with the Fund's activities. However, illicit financing risks are present in the digital asset markets, including markets for bitcoin. There can be no assurance that the measures employed by the Fund will prove successful in reducing illicit financing risks, and the Fund is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks materialize, the Fund, the Sponsor or other key service providers and/or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Fund’s ability to operate or cause losses in value of the Shares.

In accordance with applicable regulation, affiliates of the Sponsor have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering laws and sanctions laws and regulations, including applicable know your customer (“KYC”) laws and regulations. The Sponsor and the Fund will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a thorough due diligence process and or a thorough KYC process, such as the Authorized Participants, the Prime Broker and Bitcoin Custodian. Each Authorized Participant must undergo onboarding by the Sponsor prior to placing creation or redemption orders with respect to the Fund. As a result, the Sponsor has in place processes and controls designed to ensure that a situation would not arise where the Fund would engage in transactions with a counterparty whose identity the Sponsor and the Fund did not know. The risk remains, however, given the nature of crypto assets and blockchain technology, that transactions will be sent to the Fund from a counterparty whose identity is unknown in an unsolicited “dusting” attack by a third party.

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

The Prime Broker and Bitcoin Custodian have adopted and implemented anti-money laundering and sanctions compliance programs, which provides additional protections designed to prevent the Sponsor and the Fund from transacting with a sanctioned party. The Prime Broker performs screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Prime Broker’s blockchain analytics screening program, any bitcoin that is delivered to the Fund’s account will undergo screening designed to assess whether the origins of that bitcoin are illicit.

The Prime Broker conducts screening on transactions by an Authorized Participant to determine whether transactions are in violation of certain applicable sanctions laws. The Prime Broker and its affiliates, including the Bitcoin Custodian, will (a) block or reject the deposit into the Fund’s Trading Account, where required by applicable sanctions laws, and (b) agree to promptly inform the Fund of its actions, so long as permitted by applicable law. However, there is no guarantee that such procedures will always be effective or that the Prime Broker and its affiliates will always perform their obligations. Such screening may also result in a transaction identified by such screening being blocked or frozen by the Prime Broker, and thus made unavailable to the Fund. Moreover, the Custodian Agreement requires the Fund to withdraw and deposit assets to public blockchain addresses and accounts for which the Fund has conducted the necessary “know your customer” and anti-money laundering due diligence. Although the Fund arranges for such diligence to be performed, including by the Fund’s service providers, there is no guarantee such diligence will prove effective in identifying all possible sources of illicit financing risks. If the Authorized Participants, including on behalf of their designee(s), have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Fund’s procedures or diligence prove to be ineffective, violations of such laws could result, which could result in regulatory liability for the Fund, the Sponsor or other Fund service providers or their respective affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Broker and its affiliates, including the Bitcoin Custodian, under the Prime Broker Agreement and Custodian Agreement. Any of the foregoing could result in losses to the Shareholders or negatively affect the Fund’s ability to operate

Regulatory changes or interpretations could obligate an Authorized Participant, the Fund, the Trust, the Sponsor or other Fund service providers to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Fund.

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which Bitcoins are treated. For example, the current draft of the CLARITY Act would add "digital commodities" to the list of assets that are commodity interests under the CEA. The CLARITY Act could give the CFTC greater power to regulate the spot digital asset market. It is possible that, if the legislation is passed, it could require the Trust, the Sponsor, or other service providers to register with the CFTC. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust's Solana at a time that is disadvantageous to shareholders. Additionally, bitcoin may be classified by the SEC as a “security” under U.S. federal securities laws. The Sponsor and the Fund cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Fund. If the Sponsor decides to terminate the Fund in response to the changed regulatory circumstances, the Fund may be terminated or liquidated at a time that is disadvantageous to Shareholders.

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

To the extent that bitcoin is deemed to fall within the definition of a security under U.S. federal securities laws, the Fund, the Trustee and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non‑recurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Sponsor determines it is not feasible or desirable to comply with such additional regulatory and registration requirements, the Sponsor will likely terminate the Fund. Any such termination could result in the liquidation of the Fund’s bitcoins at a time that is disadvantageous to Shareholders.

In March 2018, it was reported that the SEC was examining as many as 100 investment funds with strategies focused on digital assets. The reported focus of the examinations is on the accuracy of risk disclosures to investors in these funds, digital asset pricing practices, and compliance with rules meant to prevent the theft of investor funds, as well as on information gathering so that the SEC can better understand new technologies and investment products. It has further been reported that some of these funds received subpoenas from the SEC’s Enforcement Division. The SEC also has determined that certain digital assets are securities under the U.S. securities laws. In these determinations, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including ICOs, be considered illegal public offering of securities. A significant amount of funding for digital asset startups has come from ICOs, and if ICOs are halted or face regulatory obstacles, or companies that rely on them face legal action or investigation, it could have a negative impact on the value of digital assets, including bitcoin. However, the SEC’s “Crypto Task Force” has indicated that it is re-examining how digital assets are considered “securities” under the federal securities laws and has issued guidance clarifying the status of certain digital assets related activities for this purpose. In addition, the SEC’s Division of Examinations identified digital assets as an examination priority for 2025, noting its intent to focus on the offer, sale, recommendation, advice, trading, and other activities involving digital assets that are offered and sold as securities or related products, such as spot bitcoin or ether ETPs.

The SEC has taken steps to interpret its existing frameworks and authority with respect to various digital assets activities. For example, the SEC previously proposed amendments to the custody rules under Rule 206(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 206(4)-2 to cover all digital assets, including bitcoin, and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including bitcoin. The Sponsor is studying the impact that such amendments may have on the Fund and its arrangements with the Bitcoin Custodian and Prime Broker. It is possible that such amendments, if adopted, could prevent the Bitcoin Custodian and Prime Broker from serving as service providers to the Fund, or require potentially significant modifications to existing arrangements under the Custody Agreement and Prime Broker Agreement, which could cause the Fund to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the Bitcoin Custodian and Prime Broker currently play, the Fund’s operations (including in relation to creations and redemptions of Creation Units and the holding of bitcoin) could be negatively affected, the Fund could be terminated (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Fund could be affected. It is also possible that Congress could enact new legislation related to digital assets which could have a material impact on the Fund’s operations or the value of bitcoin and the Shares.

For example, legislative or regulatory action that makes it more difficult for investors to gain access to bitcoin, or or causes certain holders of bitcoin to sell their holdings could have a significant negative impact on the price of bitcoin and therefore the value of the Shares if enacted.

The treatment of the Fund for U.S. federal income tax purposes is uncertain.

The Sponsor will treat the Fund as a grantor trust for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Fund operates as expected, the Fund should be classified as a “grantor trust” for U.S. federal income tax purposes (and the following discussion assumes such classification). Assuming that the Fund is a grantor trust, the Fund will not be subject to U.S. federal income tax. Instead, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Fund's assets and a pro rata portion of the Fund's income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

The Fund has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge any of these positions, the Fund might not qualify as a grantor trust.

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

As noted above, the Fund does not intend to hold assets other than bitcoin and accordingly, with respect to any airdrop of any non-bitcoin crypto asset, including Incidental Rights and/or IR Virtual Currency, or in the event of a fork where it has been determined, in the discretion of the Sponsor, that the crypto asset received by the Fund is not bitcoin, or any similar event, the Sponsor will cause the Fund to irrevocably abandon such non-bitcoin crypto asset.

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

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as bitcoin, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price of bitcoin in digital asset platforms, and therefore may have an adverse effect on the value of the Shares.

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

The treatment of digital currencies for tax purposes by non‑U.S. jurisdictions may differ from the treatment of digital currencies for U.S. federal, state or local tax purposes. It is possible, for example, that a non‑U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital currencies for fiat currency. If a foreign jurisdiction with a significant share of the market of bitcoin users imposes onerous tax burdens on digital currency users, or imposes sales or value-added tax on purchases and sales of digital currency for fiat currency, such actions could result in decreased demand for bitcoin in such jurisdiction.

Any future guidance on the treatment of digital currencies for state, local or non‑U.S. tax purposes could increase the expenses of the Fund and could have an adverse effect on the prices of digital currencies, including on the price of bitcoin in digital asset platforms. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. Tax-Exempt Shareholder may recognize “unrelated business taxable income” as a consequence of an investment in Shares.

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

If a hard fork occurs in the Bitcoin blockchain, the Fund could temporarily hold both the original bitcoin and the alternative new bitcoin. The IRS has held that a hard fork resulting in the creation of new units of cryptocurrency is a taxable event giving rise to ordinary income. Moreover, if such an event occurs, the Declaration of Trust provides that the Sponsor shall have the discretion to determine whether the original or the alternative asset shall constitute bitcoin. The Fund shall treat whichever asset the Sponsor determines is not bitcoin as Incidental Rights or IR Virtual Currency.

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

Chief Counsel Memorandum 202316008 clarified that a taxpayer holding a digital asset does no have a realization event solely as the result of a protocol upgrade.

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

●
the Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Fund and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

●
the Trust, on behalf of the Fund, has agreed to indemnify the officers, affiliates, directors, employees or agents of the Trustee and the Shareholders, members, directors, officers, employees, affiliates and subsidiaries of the Sponsor pursuant to the Declaration of Trust;

●
the Sponsor is responsible for allocating its own limited resources (including the time and attention of management and business development) among different clients and potential future business ventures, to each of which it may owe fiduciary duties;

●
the Sponsor and its staff also service affiliates of the Sponsor and their respective clients, and may also service other digital asset investment vehicles (including serving as the sponsor of other digital asset related exchange-traded products such as the Franklin Crypto Index ETF, Franklin Ethereum ETF, Franklin XRP ETF, and Franklin Solana ETF) and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Fund;

●
the Sponsor’s trading decisions for the Fund may be influenced by the effect they would have on the on the other funds and accounts it manages;

●
the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Fund;

●
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

●
The Sponsor’s and its affiliates’ positions on changes that should be adopted in various digital asset networks could be adverse to positions that would benefit the Fund or its Shareholders. Additionally, before or after a hard fork on the network of a digital asset held by the Fund, the Sponsor’s and its affiliates’ positions regarding which fork among a group of incompatible forks of such network should be considered the “true” network could be adverse to positions that would most benefit the Fund;

●
the Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Fund, including vendors with respect to valuation of the Fund’s assets; and
●
the Sponsor may appoint an agent to act on behalf of the Shareholders, which agent may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Declaration of Trust.

Investment vehicles advised or managed by affiliates of the Sponsor may, from time to time, hold an interest in Coinbase Global, the parent of Coinbase Inc., which serves as the Fund's Prime Broker and operates one of the digital asset platforms included in the Index price and is the parent of the Bitcoin Custodian.

Investment vehicles advised or managed by affiliates of the Sponsor own Shares in many public companies listed in the United States, and may take positions in Coinbase Global, the publicly traded parent of Coinbase Inc. which operates the Coinbase platform and serves as the Fund's Prime Broker. The Fund and Sponsor values its digital assets by reference to the Index price. Coinbase is one of the digital asset platforms included in the Index.

Although neither the Sponsor nor any affiliates of the Sponsor nor any investment vehicles managed or advised by any of them exercise control over Coinbase, it is possible that positions of investment vehicles managed by affiliates of the Sponsor in Coinbase may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor Coinbase's interests over the interests of the Fund or its Shareholders with respect to, for example, fees charged, and the quality of service provided by Coinbase as Prime Broker. Similarly, investors could have concerns that the Sponsor or affiliates of the Sponsor could influence market data provided by Coinbase in a way that benefits the Sponsor, for example by artificially inflating the values of bitcoin in order to increase the Sponsor’s fees. This could make the Fund’s Shares less attractive to investors than the Shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Fund and negatively affect Share trading prices.

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

The Prime Broker and Bitcoin Custodian are both affiliates of Coinbase Global. By virtue of the leading market position and cryptoasset custodian capabilities of Coinbase Global, and the relatively limited number of institutionally-capable providers of crypto asset brokerage and custody services, Coinbase serves as the bitcoin custodian and prime execution agent for several competing exchange-traded bitcoin products. Therefore, Coinbase has a critical role in supporting the U.S. spot bitcoin exchange-traded product ecosystem, and its size and market share creates the risk that Coinbase may fail to properly resource its operations to adequately support all such products that use its services that could harm the Fund, the Shareholders and the value of the Shares. If Coinbase were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Fund.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund. No counsel was appointed to represent investors in connection with the formation of the Fund or the establishment of the terms of the Declaration of Trust and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of investing in the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

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

Assessment of Cybersecurity Risks

As of March 31, 2026, cybersecurity risks have not materially affected the Trust or the Fund’s ability to achieve its investment objective, results of operations or financial condition. However, future incidents could have a material impact on the Trust’s  or the Fund's operations, including the ability to achieve the investment objective, results of operations, or financial condition.

Item 2.
Properties

None.

Item 3.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of June 29, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Trust or Fund.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a)
Franklin Bitcoin ETF Shares are listed on the Cboe BZX Exchange under the symbol “EZBC” and have been listed since January 11, 2024. As of March 31, 2026, there were approximately 77 DTC participants holding Shares of record of the Trust. Because most of the Trust's Shares are held by brokers and other institutions on behalf of Shareholders, we are unable to estimate the total number of Shareholders represented by these record holders.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 10 Creation Units (comprising 500,000 Shares) during the quarter ended March 31, 2026. The following table summarizes the redemptions by the Authorized Participants during the period:

Period	Total Shares of Redeemed	Average Price per Share

January 1, 2026 - January 31, 2026	200,000	$51.79
February 1, 2026 - February 28, 2026	300,000	41.18
March 1, 2026 - March 31, 2026	-	-

Item 6.
[Reserved]

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust and the Fund, included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, the Trust’s and the Fund’s operations, the Sponsor’s plans and references to the Trust’s and the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part I, Item 1A. Risk Factors of this Form 10-K, and other parts. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Franklin Templeton Digital Holdings Trust (the “Trust”) was formed as a Delaware statutory trust on September 6, 2023, and is governed by the provisions of an Agreement and Declaration of Trust dated as of January 5, 2024. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Bitcoin ETF (the “Fund”), which is the sole series of the Trust. The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues Shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

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

The Fund issues Shares only to eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are redeemable only by Authorized Participants. Individual Shares will not be redeemed by the Fund. During the period covered by this report, Creation Units were issued and redeemed in exchange for cash; however, the Fund has the ability to conduct creation and redemption transactions in-kind for bitcoin. The Shares are listed and traded on the Exchange under the ticker symbol “EZBC”. The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund’s periodic reports and/or on the Fund’s website. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. The Sponsor Fees recognized for the fiscal year ended March 31, 2026 were $1,028,947. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund.

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

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

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Trust’s bitcoin using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s bitcoins are carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of bitcoin based on the price provided by the bitcoin market that the Trust considers its “principal market” as of 11:59:59 PM, ET on the valuation date (the “Principal Market Price”). The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share.”

Under ASC 820-10, a principal market is generally the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will generally be based on the market with the greatest volume and level of activity that can be accessed.

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as a substitute for Principal Market and Principal Market NAV per Share, respectively.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust’s application of accounting policies. A description of the valuation of bitcoin, a critical accounting policy that is important to understanding the results of operations and financial position presented herein, is provided in the section entitled “Calculation of Net Asset Value; Valuation of Bitcoin and The CF Benchmarks Index,” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s and the Fund’s accounting policies.

Discussion of Operations (Financing Activities)

At March 31, 2026, the Custodian held 6,302.8336 bitcoin on behalf of the Fund, with a market value of $429,409,784 (cost: $473,378,477) based on the Principal Market Price at the March 31, 2026 fiscal year end.

Results of Operations for the year ended March 31, 2026

For the year ended March 31, 2026, 4,450,000 Shares were issued in exchange for 2,576.5193 bitcoin and 2,100,000 Shares were redeemed in exchange for 1,215.3949 bitcoin. The Fund’s NAV per Share began the year at $48.05 and ended the year at $39.39. The 18.02% decrease in the Fund’s NAV from $48.05 at March 31, 2025 to $39.39 at March 31, 2026 is directly related to the 17.87% decrease in the price of bitcoin. The Fund’s NAV decreased slightly more than the price of bitcoin on a percentage basis due to the Sponsor’s fee of $1,028,947 for the year ended March 31, 2026.

Net realized and change in unrealized loss on investment in bitcoin for the year ended March 31, 2026, was approximately $117,499,884 which includes a realized gain of $311,028 on the sale of bitcoin to pay the Sponsor’s fee, net realized gain on investment in bitcoin sold for redemptions of $23,333,047 and net change in unrealized depreciation on investment in bitcoin of approximately $141,143,959. Net realized and change in unrealized loss on investment in bitcoin for the year was driven by bitcoin price depreciation from $82,956.00 per unit as of March 31, 2025 to $68,129.64 per unit as of March 31, 2026. Net decrease in net assets resulting from operations was approximately $118,528,831 for the year ended March 31, 2026, which consisted of the net realized and change in unrealized loss on investment in bitcoin of $117,499,884, in addition to the Sponsor’s fee of $1,028,947. Net assets increased to approximately $429,340,099 on March 31, 2026. The increase in net assets primarily resulted from net capital share transactions of approximately $137,011,587, and was partially offset by the aforementioned bitcoin price depreciation.

Results of Operations for the year ended March 31, 2025

For the year ended March 31, 2025, 7,850,000 Shares were issued in exchange for 4,552.1726 bitcoin and 7,650,000 Shares were redeemed in exchange for 4,433.6498 bitcoin. The Fund’s NAV per Share began the year at $40.95 and ended the year at $48.05. The 17.34% increase in the Fund’s NAV from $40.95 at March 31, 2024 to $48.05 at March 31, 2025 is directly related to the 17.51% increase in the price of bitcoin. The Fund’s NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor’s fee less waiver of $720,559 for the year.

Net realized and change in unrealized gain on investment in bitcoin for the year ended March 31, 2025, was approximately $109,872,131 which includes a realized gain of $102,547 on the sale of bitcoin to pay the Sponsor’s fee, net realized gain on investment in bitcoin sold for redemptions of $73,871,502 and net change in unrealized appreciation on investment in bitcoin of approximately $35,898,082. Net realized and change in unrealized gain on investment in bitcoin for the year was driven by bitcoin price appreciation from $70,596.99 per unit as of March 31, 2024 to $82,956.00 per unit as of March 31, 2025. Net increase in net assets resulting from operations was approximately $109,151,572 for the year ended March 31, 2025, which consisted of the net realized and change in unrealized gain on investment in bitcoin of $109,872,131, offset by the Sponsor’s fee less waiver of $720,559. Net assets increased to approximately $410,857,343 on March 31, 2025. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation and net capital share transactions of approximately $40,195,334.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs.

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor also paid the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs. The Sponsor is not required to pay any extraordinary or non-routine expenses.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor's Fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund's periodic reports and/or on the Fund's website. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. Fees recognized for the fiscal year ended March 31, 2026 were $1,028,947. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund.

The Fund will sell bitcoin on an as-needed basis to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

Off-Balance Sheet Arrangements

As of March 31, 2026 and 2025, neither the Fund nor the Trust had any off-balance sheet arrangements.

Analysis of Movements in the Price of Bitcoin

As movements in the price of bitcoin are expected to directly affect the price of the Fund’s Shares, it is important for investors to understand and follow movements in the price of bitcoin. Past movements in the bitcoin price are not indicators of future movements.

The following chart shows movements in the price of bitcoin based on the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from April 1, 2025 to March 31, 2026.

The average, high, low and end-of-period bitcoin prices based on the CME CF Bitcoin Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
April 1, 2025 to March 31, 2026	97,643.36	125,663.20	October 6, 2025	63,891.62	February 5, 2026	67,831.76	March 31, 2026

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

Item 8.
Financial Statements and Supplementary Data

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended June 30, September 30, December 31, 2025 and the three-month period and year ended March 31, 2026:

	Three Months ended June 30, 2025	Three Months ended September 30, 2025	Three Months ended December 31, 2025	Three Months ended March 31, 2026	Year ended March 31, 2026
Net investment income (loss)	$(237,309)	$(296,673)	$(278,172)	$(216,793)	$(1,028,947)
Net realized and change in unrealized gain (loss)	128,538,118	28,407,027	(156,834,907)	(117,610,122)	(117,499,884)
Net increase (decrease) in net assets resulting from operations	128,300,809	28,110,354	(157,113,079)	(117,826,915)	(118,528,831)
Net increase (decrease) in net asset value per share	$14.60	$3.00	$(15.66)	$(11.30)	$(12.28)

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.
Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who perform functions similar to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

The Trust, on behalf of the Fund, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s Exchange Act reports with respect to the Fund is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who perform functions similar to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

The Principal Executive Officer and the Principal Financial Officer of the Sponsor assessed the effectiveness of the Trust's and the Fund's internal control over financial reporting as of March 31, 2026. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control --Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust's and the Fund's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, Management, including the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that the Trust and the Fund maintained effective internal control over financial reporting as of March 31, 2026.

This Annual Report does not include an attestation report of the registrant's registered public accounting firm due to an exemption established by rules of the SEC.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of the Fund, as the sole series of the Trust, and the Trust as registrant.

Item 9B.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2026.

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

David Mann – President and Chief Executive Officer

Christopher Kings – Chief Financial Officer

Christopher Berarducci – Chief Accounting Officer and Treasurer

Todd Mathias – Vice President

Julie Patel – Vice President and Secretary

Navid Tofigh – Vice President and Assistant Secretary

Lindsey Hicks – Assistant Treasurer

Ajay Narayan – Assistant Treasurer

Jeff White – Assistant Treasurer

The Trust does not have a code of ethics or insider trading policy governing the purchase, sale and other disposition of the Trust's and/or the Fund's investments as it does not have any directors, officers, or employees.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Principal Executive Officer, Principal Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by them. The Code of Ethics is available at https://www.franklinresources.com/governance/corporate-governance-documents. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) the prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

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

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans: Not applicable.

Security Ownership of Certain Beneficial Owners and Management:

a.)
Not applicable.

b.)
Not applicable.

c.)    Not applicable.

Item 13.
Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.
Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP (“PwC”), which were paid by the Sponsor from the Sponsor’s fee, for the year ended March 31, 2026 and 2025, were:

	2026	2025
Audit fees	$108,675	$117,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$108,675	$117,500

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No	Description of Exhibit
1.1	Seed Capital Investor Subscription Agreement is incorporated by reference to Exhibit 1.1 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on December 29, 2023.

3.1	Certificate of Trust is incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on November 28, 2023.

3.2	Amendment to Certificate of Trust is incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on January 8, 2024

4.1
Amended and Restated Agreement and Declaration of Trust is incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on January 8, 2024.

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on January 8, 2024.

4.3(1)	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.

5.1
Opinion of Stradley Ronon Stevens & Young, LLP as to legality is incorporated by reference to Exhibit 5.1 of the Registration Statement on Form S-1(File No. 333-274474) filed by the Trust on January 8, 2024.

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

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on January 8, 2024.

19.1(1)	Code of Ethics and Business Conduct

23.1[1]	Consent of PricewaterhouseCoopers LLP

23.2	Consents of Stradley Ronon Stevens & Young, LLP (included in Exhibits 5.1 and 8.1)

24.1	Powers of Attorney (included in signature page to initial Form S-1 filed on September 12, 2023)

31.1(1)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2(1)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

97.1(2)	Compensation Recovery Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)
Filed herewith.
(2)
Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended March 31, 2024, filed on July 1, 2024.

Item 16.
Form 10-K Summary

None.

GLOSSARY OF DEFINED TERMS

In this Annual Report, each of the following quoted terms has the meanings set forth after such term:

“ABRR” — Index Administrator’s Bitcoin Reference Rate.

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

“API” — Application Programming Interface.

“Article 8” — Article 8 of the New York Uniform Commercial Code.

“ASC Topic 820” — The Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.”

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

“BRTI” — CME CF Bitcoin Real Time Index.

“BSA” — U.S. Bank Secrecy Act, as amended.

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

“Constituent Platforms” — The constituent digital asset platforms of the CF Benchmarks Index, which are chosen by the Index Administrator and could change over time.

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

“CTA” — The Consolidated Tape Association.

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

“FBO” — For the benefit of.

“FBO Account” — An omnibus account in the Prime Broker’s name FBO its customers at each of multiple FDIC-insured banks.

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

“IIV” — Intraday indicative value per share.

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

“IR Virtual Currency” — A virtual currency acquired through Incidental Rights.

“IRA” — Individual retirement account.

“IRS” — The United States Internal Revenue Service.

“JOBS Act” — The Jumpstart Our Business Startups Act.

“KYC” — Know your customer.

“Money Market Fund” — A money market fund that is in compliance with Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and rated “AAA” by S&P (or the equivalent from any eligible rating service).

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

“Notice” — The 2014 notice released by the IRS.

“NYDFS” — The New York State Department of Financial Services.

“OCC” — The Office of the Comptroller of the Currency.

“OFAC” — The Office of Foreign Assets Control.

“Order Book” — A list of buy and sell orders with associated limit prices and sizes that have not yet been matched.

“Oversight Committee” — The Oversight Committee of the Index Administrator.

“Person” — Any natural person or any limited liability company, corporation, partnership, joint venture, association, joint stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

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

“Prime Broker Agreement” — The agreement between the Sponsor, Trustee and the Prime Broker.

“Prime Broker” — Coinbase Inc., an affiliate of the Bitcoin Custodian.

“Relevant Coinbase Entities” — The Prime Broker and its parent.

“Relevant Pair” — The relevant cryptocurrency base asset against the corresponding quote asset, including markets where the quote asset is made fungible with accepted assets.

“Relevant Transaction” — Any cryptocurrency versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 PM ET on a Constituent Platform in the BTC/USD pair that is reported and disseminated by a Constituent Platform through its publicly available API and observed by the Index Administrator.

“Ruling & FAQs” — The revenue ruling and set of “Frequently Asked Questions” released by the IRS in 2019.

“Sarbanes-Oxley Act” — The Sarbanes–Oxley Act of 2002.

“SEC” — The Securities and Exchange Commission of the United States, or any successor governmental agency in the United States.

“Secondary Index” — Lukka Digital Asset Reference Rate - Bitcoin.

“Securities Act” — The United States Securities Act of 1933, as amended.

“Seed Capital Investor” — Franklin Resources, Inc.

“Settlement Deadline” — 6:00 p.m. ET of the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Fund or, if such day is not a business day, on the next business day.

“Shareholders” — Owners of beneficial interests in the Shares.

“Shares” — Units of fractional undivided beneficial interest in the net assets of the Fund.

“SIPC” — The Securities Investor Protection Corporation.

“Sponsor” — Franklin Holdings, LLC, an indirect subsidiary of Franklin Resources, Inc.

“Sponsor’s fee” — The Sponsor’s fee accrues daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. If in the future, the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website.

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

“Transfer Agency and Service Agreement” — The agreement between the Fund and BNYM to perform transfer agency services.

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

“VWAP” — Volume Weight Average Prices.

“VWMP” — Volume Weight Median Prices.

Franklin BITCOIN ETF
Franklin Templeton DIGITAL HOLDINGS Trust
index to financial statements

Page
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, PCAOB #238) for Franklin Templeton Digital Holdings Trust	F-2

Combined Statements of Assets and Liabilities at March 31, 2026 and March 31, 2025 for Franklin Templeton Digital Holdings Trust	F-3

Combined Schedules of Investments at March 31, 2026 and March 31, 2025 for Franklin Templeton Digital Holdings Trust	F-4

Combined Statements of Operations for the year ended March 31, 2026 and the year ended March 31, 2025 for Franklin Templeton Digital Holdings Trust	F-5

Combined Statements of Cash Flows for the year ended March 31, 2026 and the year ended March 31, 2025 for Franklin Templeton Digital Holdings Trust	F-6

Combined Statements of Changes in Net Assets for the year ended March 31, 2026 and the year ended March 31, 2025 for Franklin Templeton Digital Holdings Trust	F-7

Notes to the Combined Financial Statements for Franklin Templeton Digital Holdings Trust	F-8

Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, PCAOB #238) for Franklin Bitcoin ETF	F-15

Statements of Assets and Liabilities at March 31, 2026 and March 31, 2025 for Franklin Bitcoin ETF	F-16

Schedules of Investments at March 31, 2026 and March 31, 2025 for Franklin Bitcoin ETF	F-17

Statements of Operations for the year ended March 31, 2026 and the year ended March 31, 2025 for Franklin Bitcoin ETF	F-18

Statements of Cash Flows for the year ended March 31, 2026 and the year ended March 31, 2025 for Franklin Bitcoin ETF	F-19

Statements of Changes in Net Assets for the year ended March 31, 2026 and the year ended March 31, 2025 for Franklin Bitcoin ETF	F-20

Notes to Financial Statements for Franklin Bitcoin ETF	F-21

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin Templeton Digital Holdings Trust

Opinion on the Financial Statements

We have audited the accompanying combined statements of assets and liabilities, including the combined schedules of investments, of Franklin Templeton Digital Holdings Trust and Franklin Bitcoin ETF (the “Trust”) as of March 31, 2026 and 2025, and the related combined statements of operations, cash flows and changes in net assets for each of the two years in the period ended March 31, 2026, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of March 31, 2026 and 2025, and the results of its operations, its cash flows and changes in its net assets for each of the two years in the period ended March 31, 2026 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 29, 2026

We have served as the Trust’s auditor since 2023.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026	March 31, 2025

Assets
Investment in bitcoin, at fair value(a)	$429,409,784	$411,158,674
Total Assets	429,409,784	411,158,674

Liabilities
Sponsor's fee payable	69,685	301,331
Total liabilities	69,685	301,331
Commitments and contingencies (Note 7)

Net Assets	$429,340,099	$410,857,343

Shares issued and outstanding(b)	10,900,000	8,550,000
Net asset value per Share	$39.39	$48.05

(a)
Cost of investments in bitcoin: $473,378,477 at March 31, 2026 and $313,983,408 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED SCHEDULES OF INVESTMENTS

March 31, 2026
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	6,302.8336	$473,378,477	$429,409,784	100.02%
Total investments		$473,378,477	$429,409,784	100.02%
Less liabilities			(69,685)	(0.02)%
Net Assets			$429,340,099	100.00%

March 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	4,956.3464	$313,983,408	$411,158,674	100.07%
Total investments		$313,983,408	$411,158,674	100.07%
Less liabilities			(301,331)	(0.07)%
Net Assets			$410,857,343	100.00%

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Expenses
Sponsor's fee	$1,028,947	$965,680
Less waiver	-	(245,121)
Total expenses	1,028,947	720,559
Net investment loss	(1,028,947)	(720,559)

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	23,644,075	73,974,049
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(141,143,959)	35,898,082
Net realized and change in unrealized gain (loss) on investment in bitcoin	(117,499,884)	109,872,131
Net increase (decrease) in net assets resulting from operations	(118,528,831)	109,151,572
Net increase (decrease) in net Assets per Share(a)	$(12.28)	$9.58

(a)
Net increase (decrease) in net Assets per Share based on average Shares outstanding during the period.

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(118,528,831)	$109,151,572
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(246,442,827)	(308,427,127)
Sales of bitcoin	110,691,833	349,041,710
Net realized (gain) loss on investment in bitcoin	(23,644,075)	(73,974,049)
Net change in unrealized (appreciation) depreciation on investment in bitcoin	141,143,959	(35,898,082)
Change in operating assets and liabilities:
Sponsor's fee payable	(231,646)	301,310
Net cash provided by (used in) operating activities	$(137,011,587)	$40,195,334

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	246,355,289	308,427,127
Payments on Shares redeemed	(109,343,702)	(348,622,461)
Net cash provided by (used in) financing activities	$137,011,587	$(40,195,334)

Cash
Net increase in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of year	$–	$–

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Net assets, beginning of period	$410,857,343	$341,901,105
Net investment loss	(1,028,947)	(720,559)
Net realized gain (loss) on investment in bitcoin	23,644,075	73,974,049
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(141,143,959)	35,898,082
Net increase (decrease) in net assets resulting from operations	$(118,528,831)	$109,151,572
Capital Share Transactions:
Contributions for Shares issued	246,355,289	308,427,127
Distributions for Shares redeemed	(109,343,702)	(348,622,461)
Net increase (decrease) in net assets from capital share transactions	137,011,587	(40,195,334)
Net assets, end of period	$429,340,099	$410,857,343

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
NOTES TO THE COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION

The Franklin Templeton Digital Holdings Trust (the “Trust”) was formed as a Delaware statutory trust on September 6, 2023, and is governed by the provisions of an Agreement and Declaration of Trust dated as of January 5, 2024 (the “Declaration of Trust”). The Trust, as registrant, is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Bitcoin ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the commencement of operations of the Fund on January 11, 2024, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues Shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”). The Shares were first listed for trading and the Fund commenced operations on January 11, 2024.

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

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash (the "Cash Custodian"). The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Bitcoin Custodian is responsible for safekeeping the bitcoin owned by the Fund. The Bitcoin Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the Bitcoin Custodian, is the Fund’s Prime Broker (“Prime Broker”). CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

The Fund issues and redeems Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for bitcoin and/or cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZBC”. The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended, the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

The accompanying financial statements for the period ended March 31, 2026 and March 31, 2025 have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report).

The fiscal year end of the Trust and the Fund is March 31st.

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

2.3. Valuation of Bitcoin

The Trust’s financial statements are prepared in accordance with GAAP. The Trust determines the fair value of bitcoin based on the price provided by the bitcoin market that the Trust considers its “Principal Market” as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s bitcoin holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for bitcoin as of the Fund’s financial statement measurement date.

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

As of March 31, 2026 and March 31, 2025, the value of the bitcoin held by the Fund is categorized as Level 1.

2.4. Fees, Expenses and Realized Gains (Losses)

The Trust’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Bitcoin Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs. Bitcoin transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of bitcoin are determined on a specific identification basis and recognized in the Combined Statements of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor's Fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund's periodic reports and/or on the Fund's website. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from April 1, 2024 to August 2, 2024, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. For the year ended March 31, 2025, the Fund accrued the Sponsor's fee in an amount of $720,559 offset by a waiver of $245,121. For the year ended March 31, 2026, the Fund recognized the Sponsor’s fee of $1,028,947.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, bitcoin network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the bitcoin blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Bitcoin Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs were borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor may not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell bitcoin to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of bitcoin held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell bitcoin to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of bitcoin represented by each Share.

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

2.6. Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gains, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2026 and 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of bitcoin and the trading price of the Shares on the Cboe BZX Exchange at the time of the offer. Shares offered at different times may have different offering prices.

Changes in the Shares for the year from April 1, 2025 to March 31, 2026 are as follows:

	Shares	Amount#
Balance at April 1, 2025	8,550,000	$240,428,608
Creation of Shares	4,450,000	246,355,289
Redemption of Shares	(2,100,000)	(109,343,702)
Balance at March 31, 2026	10,900,000	$377,440,195

Changes in the Shares for the year from April 1, 2024 to March 31, 2025 are as follows:

	Shares	Amount#
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	7,850,000	308,427,127
Redemption of Shares	(7,650,000)	(348,622,461)
Balance at March 31, 2025	8,550,000	$240,428,608

#       Dollar amount of balance represents the cumulative fair value of creation of Shares less the redemption of Shares, at the time of the specific creation or redemption.

3.      INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the year from April 1, 2025 to March 31, 2026:

	Quantity in bitcoin	Amount in US$
Balance at April 1, 2025	4,956.3464	$411,158,674
Bitcoin purchased for the creation of Shares	2,576.5193	246,355,289
Bitcoin sold for the redemption of Shares	(1,215.3949)	(109,343,702)
Principal on bitcoin sales to pay expenses	(14.6372)	(1,260,593)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	23,644,075
Net change in unrealized appreciation (depreciation) on investments in bitcoin	-	(141,143,959)
Balance at March 31, 2026	6,302.8336	$429,409,784

The following represents the changes in quantity of bitcoin held and the respective fair value during the year from April 1, 2024 to March 31, 2025:

	Quantity in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin purchased for the creation of Shares	4,552.1726	308,427,127
Bitcoin sold for the redemption of Shares	(4,433.6498)	(348,622,461)
Principal on bitcoin sales to pay expenses	(5.1750)	(419,249)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	73,974,049
Net change in unrealized appreciation (depreciation) on investments in bitcoin	-	35,898,082
Balance at March 31, 2025	4,956.3464	$411,158,674

4. RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2026, no Shares of the Fund were held by a related party.

5. CONCENTRATION OF RISK

The Fund holds only bitcoin and cash, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Fund. The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of bitcoin and the Shares may include an increase in the global bitcoin supply or a decrease in global bitcoin demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the bitcoin network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated and substantially less regulated relative to secure markets; and forks in the bitcoin network, among other things.

6. COMBINED FINANCIAL HIGHLIGHTS

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Net asset value per Share, beginning of year	$48.05	$40.95
Net investment loss(a)	(0.11)	(0.06)
Net realized and unrealized gain (loss) on investment in bitcoin	(8.55)	7.16
Net change in net assets from operations(b)	(8.66)	7.10
Net asset value per Share, end of year	$39.39	$48.05

Total return, at net asset value(c)	(18.02)%	17.34%

Ratio to average net assets
Net investment loss	(0.19)%	(0.14)%
Gross expenses	0.19%	0.19%
Net expenses	0.19%	0.14%

(a)
Calculated using average Shares outstanding
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

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin Templeton Digital Holdings Trust and Shareholders of Franklin Bitcoin ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Franklin Bitcoin ETF (the “Fund”) as of March 31, 2026 and 2025, and the related statements of operations, cash flows and changes in net assets for each of the two years in the period ended March 31, 2026, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of March 31, 2026 and 2025, and the results of its operations, its cash flows and changes in its net assets for each of the two years in the period ended March 31, 2026 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 29, 2026

We have served as the Fund’s auditor since 2023.

FRANKLIN BITCOIN ETF
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026	March 31, 2025
Assets
Investment in bitcoin, at fair value(a)	$429,409,784	$411,158,674
Total Assets	429,409,784	411,158,674

Liabilities
Sponsor's fee payable	69,685	301,331
Total liabilities	69,685	301,331
Commitments and contingencies (Note 7)

Net Assets	$429,340,099	$410,857,343

Shares issued and outstanding(b)	10,900,000	8,550,000
Net asset value per Share	$39.39	$48.05

(a)
Cost of investments in bitcoin: $473,378,477 at March 31, 2026 and $313,983,408 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the financial statements.

FRANKLIN BITCOIN ETF
SCHEDULES OF INVESTMENTS

March 31, 2026	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	6,302.8336	$473,378,477	$429,409,784	100.02%
Total investments		$473,378,477	$429,409,784	100.02%
Less liabilities			(69,685)	(0.02)%
Net Assets			$429,340,099	100.00%

March 31, 2025	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	4,956.3464	$313,983,408	$411,158,674	100.07%
Total investments		$313,983,408	$411,158,674	100.07%
Less liabilities			(301,331)	(0.07)%
Net Assets			$410,857,343	100.00%

See accompanying notes to the financial statements.

FRANKLIN BITCOIN ETF
STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Expenses
Sponsor's fee	$1,028,947	$965,680
Less waiver	-	(245,121)
Total expenses	1,028,947	720,559
Net investment loss	(1,028,947)	(720,559)

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	23,644,075	73,974,049
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(141,143,959)	35,898,082
Net realized and change in unrealized gain (loss) on investment in bitcoin	(117,499,884)	109,872,131
Net increase (decrease) in net assets resulting from operations	(118,528,831)	109,151,572
Net increase (decrease) in net Assets per Share(a)	$(12.28)	$9.58

(a)
Net increase (decrease) in net Assets per Share based on average Shares outstanding during the period.

See accompanying notes to the financial statements.

FRANKLIN BITCOIN ETF
STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(118,528,831)	$109,151,572
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(246,442,827)	(308,427,127)
Sales of bitcoin	110,691,833	349,041,710
Net realized (gain) loss on investment in bitcoin	(23,644,075)	(73,974,049)
Net change in unrealized (appreciation) depreciation on investment in bitcoin	141,143,959	(35,898,082)
Change in operating assets and liabilities:
Sponsor's fee payable	(231,646)	301,310
Net cash provided by (used in) operating activities	$(137,011,587)	$40,195,334

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	246,355,289	308,427,127
Payments on Shares redeemed	(109,343,702)	(348,622,461)
Net cash provided by (used in) financing activities	$137,011,587	$(40,195,334)

Cash
Net increase in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of year	$–	$–

See accompanying notes to the financial statements.

FRANKLIN BITCOIN ETF
STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Net assets, beginning of period	$410,857,343	$341,901,105
Net investment loss	(1,028,947)	(720,559)
Net realized gain (loss) on investment in bitcoin	23,644,075	73,974,049
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(141,143,959)	35,898,082
Net increase (decrease) in net assets resulting from operations	$(118,528,831)	$109,151,572
Capital Share Transactions:
Contributions for Shares issued	246,355,289	308,427,127
Distributions for Shares redeemed	(109,343,702)	(348,622,461)
Net increase (decrease) in net assets from capital share transactions	137,011,587	(40,195,334)
Net assets, end of period	$429,340,099	$410,857,343

See accompanying notes to the financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
NOTES TO FINANCIAL STATEMENTS

1.
ORGANIZATION

The Franklin Templeton Digital Holdings Trust (the “Trust”) was formed as a Delaware statutory trust on September 6, 2023, and is governed by the provisions of an Agreement and Declaration of Trust dated as of January 5, 2024 (the “Declaration of Trust”). The Trust, as registrant, is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Bitcoin ETF (the “Fund”). Combined notes to the financial statements are provided for the Fund and the Trust in another section of this report. The Trust had no operations prior to the commencement of operations of the Fund on January 11, 2024, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues Shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”). The Shares were first listed for trading and the Fund commenced operations on January 11, 2024.

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

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash (the "Cash Custodian"). The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Bitcoin Custodian is responsible for safekeeping the bitcoin owned by the Fund. The Bitcoin Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the Bitcoin Custodian, is the Fund’s Prime Broker (“Prime Broker”). CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

The Fund issues and redeems Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for bitcoin and/or cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZBC”. The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended, the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

The fiscal year end of the Trust and the Fund is March 31st.

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

The financial statements for the Fund are presented at the series level. Financial statements for the Trust, as the registrant, combined with the Fund are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Fund at the individual, series-level. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

2.2.
Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator generally will value the bitcoin held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the Index is unreliable. The CME CF Bitcion Reference Rate - New York Variant for the Bitcoin - U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (referred to herein as a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.

On each Business Day, as soon as practicable after 4:00 PM Eastern Time (“ET”), the Administrator evaluates the bitcoin held by the Fund as reflected by the CF Benchmarks Index and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the Cboe BZX Exchange is closed for regular trading.

2.3.
Valuation of Bitcoin

The Fund’s financial statements are prepared in accordance with GAAP. The Fund determines the fair value of bitcoin based on the price provided by the bitcoin market that the Fund considers its “Principal Market” as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s bitcoin holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for bitcoin as of the Fund’s financial statement measurement date.

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

As of March 31, 2026 and March 31, 2025, the value of the bitcoin held by the Fund is categorized as Level 1.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor's Fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund's periodic reports and/or on the Fund's website. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from April 01, 2024 to August 2, 2024, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. For the year ended March 31, 2025, the Fund recognized the Sponsor's fee in an amount of $720,559 offset by a waiver of $245,121. For the year ended March 31, 2026, the Fund accrued the Sponsor’s fee of $1,028,947.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, bitcoin network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the bitcoin blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Bitcoin Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs were borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor may not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell bitcoin to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of bitcoin held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell bitcoin to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of bitcoin represented by each Share.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2026 and 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

During the period covered by this report, the Authorized Participants delivered only cash to create Shares and received only cash when creating and redeeming Shares in the manner as described above.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of bitcoin and the trading price of the Shares on the Cboe BZX Exchange at the time of the offer. Shares offered at different times may have different offering prices.

Changes in the Shares for the year from April 1, 2025 to March 31, 2026 are as follows:

	Shares	Amount#
Balance at April 1, 2025	8,550,000	$240,428,608
Creation of Shares	4,450,000	246,355,289
Redemption of Shares	(2,100,000)	(109,343,702)
Balance at March 31, 2026	10,900,000	$377,440,195

Changes in the Shares for the year from April 1, 2024 to March 31, 2025 are as follows:

	Shares	Amount#
Balance at April 1, 2024	8,350,000	$280,623,942
Creation of Shares	7,850,000	308,427,127
Redemption of Shares	(7,650,000)	(348,622,461)
Balance at March 31, 2025	8,550,000	$240,428,608

#       Dollar amount of balance represents the cumulative fair value of creation of Shares less the redemption of Shares, at the time of the specific creation or redemption.

3.
INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the year from April 1, 2025 to March 31, 2026:

	Quantity in bitcoin	Amount in US$
Balance at April 1, 2025	4,956.3464	$411,158,674
Bitcoin purchased for the creation of Shares	2,576.5193	246,355,289
Bitcoin sold for the redemption of Shares	(1,215.3949)	(109,343,702)
Principal on bitcoin sales to pay expenses	(14.6372)	(1,260,593)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	23,644,075
Net change in unrealized appreciation (depreciation) on investments in bitcoin	-	(141,143,959)
Balance at March 31, 2026	6,302.8336	$429,409,784

The following represents the changes in quantity of bitcoin held and the respective fair value during the year from April 1, 2024 to March 31, 2025:

	Quantity in bitcoin	Amount in US$
Balance at April 1, 2024	4,842.9986	$341,901,126
Bitcoin purchased for the creation of Shares	4,552.1726	308,427,127
Bitcoin sold for the redemption of Shares	(4,433.6498)	(348,622,461)
Principal on bitcoin sales to pay expenses	(5.1750)	(419,249)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	73,974,049
Net change in unrealized appreciation (depreciation) on investments in bitcoin	-	35,898,082
Balance at March 31, 2025	4,956.3464	$411,158,674

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2026, no Shares of the Fund were held by a related party.

5.
CONCENTRATION OF RISK

The Fund holds only bitcoin and cash, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Fund. The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of bitcoin and the Shares may include an increase in the global bitcoin supply or a decrease in global bitcoin demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the bitcoin network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated and substantially less regulated relative to secure markets; and forks in the bitcoin network, among other things.

6.
FINANCIAL HIGHLIGHTS

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Net asset value per Share, beginning of year	$48.05	$40.95
Net investment loss(a)	(0.11)	(0.06)
Net realized and unrealized gain (loss) on investment in bitcoin	(8.55)	7.16
Net change in net assets from operations(b)	(8.66)	7.10
Net asset value per Share, end of year	$39.39	$48.05

Total return, at net asset value(c)	(18.02)%	17.34%

Ratio to average net assets
Net investment loss	(0.19)%	(0.14)%
Gross expenses	0.19%	0.19%
Net expenses	0.19%	0.14%

(a)
Calculated using average Shares outstanding
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

Franklin Holdings, LLC
Sponsor of Franklin Templeton Digital Holdings Trust (registrant)

By:	/s/ David Mann*
David Mann
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Christopher Kings*
Christopher Kings
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: June 29, 2026

*
The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.