Form 10-Q
period 2026-06-30
Franklin Templeton Digital Holdings Trust
filed 2026-08-14
CIK 1992870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
or
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
Securities registered or to be registered pursuant to Section 12(b) of the Act:

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

The registrant had 9,750,000 outstanding Shares as of August 3, 2026.

Documents Incorporated by reference: None

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

●
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

●
the date on which the Trust is deemed to be a “large-accelerated filer” (generally, an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

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
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST

Part I. FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and the Fund

FRANKLIN BITCOIN ETF
FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	March 31, 2026
Assets
Investment in bitcoin, at fair value(a)	$334,751,802	$429,409,784
Total assets	334,751,802	429,409,784

Liabilities
Sponsor’s fee payable	56,873	69,685
Total liabilities	56,873	69,685
Commitments and contingencies (Note 7)
Net assets	$334,694,929	$429,340,099

Shares issued and outstanding(b)	9,800,000	10,900,000
Net asset value per Share	$34.15	$39.39

(a)
Cost of investment in bitcoin: $424,710,391 at June 30, 2026 and $473,378,477 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Schedules of Investments (Unaudited)

June 30, 2026
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	5,664.0163	$424,710,391	$334,751,802	100.02%
Total investments	5,664.0163	$424,710,391	$334,751,802	100.02%
Less liabilities			(56,873)	(0.02)%
Net assets			$334,694,929	100.00%

March 31, 2026
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	6,302.8336	$473,378,477	$429,409,784	100.02%
Total investments	6,302.8336	$473,378,477	$429,409,784	100.02%
Less liabilities			(69,685)	(0.02)%
Net assets			$429,340,099	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Expenses
Sponsor’s fee	$205,215	$237,309
Less waiver	–	–
Total expenses	205,215	237,309
Net investment loss	(205,215)	(237,309)

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	(396,857)	9,019,211
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(45,989,896)	119,518,907
Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	(46,386,753)	128,538,118
Net increase (decrease) in net assets resulting from operations	$(46,591,968)	$128,300,809
Net increase (decrease) in net assets per Share(a)	$(4.47)	$14.60

(a)
Net increase (decrease) in net assets per Share based on average Shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

 FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Cash Flows (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(46,591,968)	$128,300,809
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(5,799,462)	(55,501,643)
Sales of bitcoin	54,070,691	35,531,914
Net realized gain (loss) on investment in bitcoin	396,857	(9,019,211)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	45,989,896	(119,518,907)
Change in operating assets and liabilities:
Sponsor’s fee payable	(12,812)	(64,025)
Net cash provided by (used in) operating activities	$48,053,202	$(20,271,063)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	5,799,402	55,501,643
Payments on Shares redeemed	(53,852,604)	(35,230,580)
Net cash provided by (used in) financing activities	(48,053,202)	20,271,063

Cash
Net increase in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Net assets, beginning of period	$429,340,099	$410,857,343
Operations:
Net investment loss	(205,215)	(237,309)
Net realized gain (loss) on investment in bitcoin	(396,857)	9,019,211
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(45,989,896)	119,518,907
Net increase (decrease) in net assets resulting from operations	(46,591,968)	128,300,809
Increase (decrease) in net assets from capital Share transactions:
Contributions for Shares issued	5,799,402	55,501,643
Distributions for Shares redeemed	(53,852,604)	(35,230,580)
Net increase (decrease) in net assets from capital Share transactions	(48,053,202)	20,271,063
Net assets, end of period	$334,694,929	$559,429,215

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

The Fund seeks to reflect generally the performance of the price of bitcoin before payment of the Fund's expenses. The Shares are intended to offer a convenient means of making an investment similar to an investment in bitcoin relative to acquiring, holding and trading bitcoin directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in bitcoin by providing an investment with a value that reflects the price of the bitcoin owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in bitcoin. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in bitcoin. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Fund. This means that the Sponsor does not sell Bitcoin at times when its price is in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

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

The accompanying Combined Statements of Assets and Liabilities and Combined Schedules of Investments at June 30, 2026 and March 31, 2026 and the Combined Statements of Operations, Combined Statements of Cash Flows and Combined Statements of Changes in Net Assets for the periods ended June 30, 2026 and June 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

2.1. Basis of Presentation

The Sponsor has determined that the Trust and Fund falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

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

2.3. Valuation of Bitcoin

The Trust’s financial statements are prepared in accordance with GAAP for interim financial information. The Trust determines the fair value of bitcoin based on the price provided by the bitcoin market that the Trust considers its “Principal Market” as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s bitcoin holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for bitcoin as of the Fund’s financial statement measurement date.

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

As of June 30, 2026 and March 31, 2026, the value of the bitcoin held by the Fund is categorized as Level 1.

2.4. Fees, Expenses and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Bitcoin Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. Bitcoin transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of bitcoin are determined on a specific identification basis and recognized in the Combined Statements of Operations in the period in which the sale or disposition occurs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor's Fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund's periodic reports and/or on the Fund's website. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the three month period ended June 30, 2026, the Fund accrued the Sponsor’s Fee of $205,215.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, bitcoin network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the bitcoin blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Bitcoin Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund's organizational and offering costs were borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor may not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell bitcoin to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of bitcoin held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell bitcoin to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of bitcoin represented by each Share.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2026 and March 31, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7. Creations and Redemptions of Shares

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

Changes in the Shares for the quarter from April 1, 2026 to June 30, 2026 are as follows:

	Shares	Amount#
Balance at April 1, 2026	10,900,000	$377,440,195
Creation of Shares	150,000	5,799,402
Redemption of Shares	(1,250,000)	(53,852,604)
Balance at June 30, 2026	9,800,000	$329,386,993

Changes in the Shares for the quarter April 1, 2025 to June 30, 2025 are as follows:

	Shares	Amount#
Balance at April 1, 2025	8,550,000	$240,428,608
Creation of Shares	1,050,000	55,501,643
Redemption of Shares	(700,000)	(35,230,580)
Balance at June 30, 2025	8,900,000	$260,699,671
#
Dollar amount of balance represents the cumulative fair value of creation of Shares less the redemption of Shares, at the time of the specific creation or redemption.

3. INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter April 1, 2026 to June 30, 2026:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2026	6,302.8336	$429,409,784
Bitcoin purchased for the creation of Shares	86.6972	5,799,402
Bitcoin sold for the redemption of Shares	(722.4968)	(53,852,604)
Principal on bitcoin sales to pay expenses	(3.0177)	(218,027)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	(396,857)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	(45,989,896)
Balance at June 30, 2026	5,664.0163	$334,751,802

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter April 1, 2025 to June 30, 2025:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2025	4,956.3464	$411,158,674
Bitcoin purchased for the creation of Shares	608.1510	55,501,643
Bitcoin sold for the redemption of Shares	(405.4311)	(35,230,580)
Principal on bitcoin sales to pay expenses	(3.7004)	(301,334)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	9,019,211
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	119,518,907
Balance at June 30, 2025	5,155.3659	$559,666,521

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

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor out of the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2026 and March 31, 2026, no Shares of the Fund were held by any related party.

5. CONCENTRATION OF RISK

The Fund holds only bitcoin and cash, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Fund. The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of bitcoin and the Shares may include an increase in the global bitcoin supply or a decrease in global bitcoin demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the bitcoin network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated and substantially less regulated relative to securities markets; and forks in the bitcoin network, among other things.

6.  COMBINED FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Net asset value per Share, beginning of period	$39.39	$48.05
Net investment loss(a)	(0.02)	(0.03)
Net realized and unrealized gain (loss) on investment in bitcoin	(5.22)	14.84
Net change in net assets from operations(b)	(5.24)	14.81
Net asset value per Share, end of period	$34.15	$62.86

Total return, at net asset value(c)	(13.30)%	30.82%

Ratio to average net assets(d)
Net investment loss	(0.19)%	(0.19)%
Gross expenses	0.19%	0.19%
Net expenses	0.19%	0.19%

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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Combined Statements of Assets and Liabilities and the Combined Statements of Operations, along with the related Notes to the Combined Financial Statements. The Combined Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10. SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	March 31, 2026
Assets
Investment in bitcoin, at fair value(a)	$334,751,802	$429,409,784
Total assets	334,751,802	429,409,784

Liabilities
Sponsor’s fee payable	56,873	69,685
Total liabilities	56,873	69,685
Commitments and contingencies (Note 7)
Net assets	$334,694,929	$429,340,099

Shares issued and outstanding(b)	9,800,000	10,900,000
Net asset value per Share	$34.15	$39.39

(a)
Cost of investment in bitcoin: $424,710,391 at June 30, 2026 and $473,378,477 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Schedules of Investments (Unaudited)

June 30, 2026
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	5,664.0163	$424,710,391	$334,751,802	100.02%
Total investments	5,664.0163	$424,710,391	$334,751,802	100.02%
Less liabilities			(56,873)	(0.02)%
Net assets			$334,694,929	100.00%

March 31, 2026
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	6,302.8336	$473,378,477	$429,409,784	100.02%
Total investments	6,302.8336	$473,378,477	$429,409,784	100.02%
Less liabilities			(69,685)	(0.02)%
Net assets			$429,340,099	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Expenses
Sponsor’s fee	$205,215	$237,309
Less waiver	–	–
Total expenses	205,215	237,309
Net investment loss	(205,215)	(237,309)

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of shares and sold to pay expenses	(396,857)	9,019,211
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(45,989,896)	119,518,907
Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	(46,386,753)	128,538,118
Net increase (decrease) in net assets resulting from operations	$(46,591,968)	$128,300,809
Net increase (decrease) in net assets per Share(a)	$(4.47)	$14.60

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Cash Flows (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(46,591,968)	$128,300,809
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(5,799,462)	(55,501,643)
Sales of bitcoin	54,070,691	35,531,914
Net realized gain (loss) on investment in bitcoin	396,857	(9,019,211)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	45,989,896	(119,518,907)
Change in operating assets and liabilities:
Sponsor’s fee payable	(12,812)	(64,025)
Net cash provided by (used in) operating activities	$48,053,202	$(20,271,063)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	5,799,402	55,501,643
Payments on Shares redeemed	(53,852,604)	(35,230,580)
Net cash provided by (used in) financing activities	(48,053,202)	20,271,063

Cash
Net increase in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Net assets, beginning of period	$429,340,099	$410,857,343
Operations:
Net investment loss	(205,215)	(237,309)
Net realized gain (loss) on investment in bitcoin	(396,857)	9,019,211
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(45,989,896)	119,518,907
Net increase (decrease) in net assets resulting from operations	(46,591,968)	128,300,809
Increase (decrease) in net assets from capital Share transactions:
Contributions for Shares issued	5,799,402	55,501,643
Distributions for Shares redeemed	(53,852,604)	(35,230,580)
Net increase (decrease) in net assets from capital Share transactions	(48,053,202)	20,271,063
Net assets, end of period	$334,694,929	$559,429,215

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Notes to Financial Statements (Unaudited)

1. ORGANIZATION

The Franklin Templeton Digital Holdings Trust (the “Trust”) was formed as a Delaware statutory trust on September 6, 2023, and is governed by the provisions of an Agreement and Declaration of Trust dated as of January 5, 2024 (the “Declaration of Trust”). The Trust, as registrant is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Bitcoin ETF (the “Fund”). Separate financial statements and accompanying notes are provided for the Trust, as registrant, on a combined basis with the Fund in another section of this report. The Trust had no operations prior to the commencement of operations of the Fund on January 11, 2024, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”). The Shares were first listed for trading and the Fund commenced operations on January 11, 2024.

The Fund seeks to reflect generally the performance of the price of bitcoin before payment of the Fund's expenses. The Shares are intended to offer a convenient means of making an investment similar to an investment in bitcoin relative to acquiring, holding and trading bitcoin directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in bitcoin by providing an investment with a value that reflects the price of the bitcoin owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in bitcoin. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in bitcoin. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Fund. This means that the Sponsor does not sell Bitcoin at times when its price is in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

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

The accompanying Statements of Assets and Liabilities and Schedules of Investments at June 30, 2026 and March 31, 2026 and the Statements of Operations, Statements of Cash Flows and Statements of Changes in Net Assets for the periods ended June 30, 2026 and June 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

2.1. Basis of Presentation

The Sponsor has determined that the Trust and Fund falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

The financial statements are presented for the Fund, which is the sole series of the Trust. Financial statements and accompanying notes for the Trust, as the registrant, combined with the Fund are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Fund at the individual, series-level. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

As of June 30, 2026 and March 31, 2026, the value of the bitcoin held by the Fund is categorized as Level 1.

2.4. Fees, Expenses and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Bitcoin Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. Bitcoin transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of bitcoin are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the sale or disposition occurs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor's Fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund's periodic reports and/or on the Fund's website. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the three month period ended June 30, 2026, the Fund accrued the Sponsor’s Fee of $205,215.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, bitcoin network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the bitcoin blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Bitcoin Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund's organizational and offering costs were borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor may not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell bitcoin to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of bitcoin held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell bitcoin to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of bitcoin represented by each Share.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2026 and March 31, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from April 1, 2026 to June 30, 2026 are as follows:

	Shares	Amount#
Balance at April 1, 2026	10,900,000	$377,440,195
Creation of Shares	150,000	5,799,402
Redemption of Shares	(1,250,000)	(53,852,604)
Balance at June 30, 2026	9,800,000	$329,386,993

Changes in the Shares for the quarter April 1, 2025 to June 30, 2025 are as follows:

	Shares	Amount#
Balance at April 1, 2025	8,550,000	$240,428,608
Creation of Shares	1,050,000	55,501,643
Redemption of Shares	(700,000)	(35,230,580)
Balance at June 30, 2025	8,900,000	$260,699,671
#
Dollar amount of balance represents the cumulative fair value of creation of Shares less the redemption of Shares, at the time of the specific creation or redemption.

3. INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter April 1, 2026 to June 30, 2026:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2026	6,302.8336	$429,409,784
Bitcoin purchased for the creation of Shares	86.6972	5,799,402
Bitcoin sold for the redemption of Shares	(722.4968)	(53,852,604)
Principal on bitcoin sales to pay expenses	(3.0177)	(218,027)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	(396,857)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	(45,989,896)
Balance at June 30, 2026	5,664.0163	$334,751,802

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter April 1, 2025 to June 30, 2025:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2025	4,956.3464	$411,158,674
Bitcoin purchased for the creation of Shares	608.1510	55,501,643
Bitcoin sold for the redemption of Shares	(405.4311)	(35,230,580)
Principal on bitcoin sales to pay expenses	(3.7004)	(301,334)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	9,019,211
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	119,518,907
Balance at June 30, 2025	5,155.3659	$559,666,521

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

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor out of the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2026 and March 31, 2026, no Shares of the Fund were held by any related party.

5. CONCENTRATION OF RISK

The Fund holds only bitcoin and cash, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Fund. The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of bitcoin and the Shares may include an increase in the global bitcoin supply or a decrease in global bitcoin demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the bitcoin network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated and substantially less regulated relative to securities markets; and forks in the bitcoin network, among other things.

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Net asset value per Share, beginning of period	$39.39	$48.05
Net investment loss(a)	(0.02)	(0.03)
Net realized and unrealized gain (loss) on investment in bitcoin	(5.22)	14.84
Net change in net assets from operations(b)	(5.24)	14.81
Net asset value per Share, end of period	$34.15	$62.86

Total return, at net asset value(c)	(13.30)%	30.82%

Ratio to average net assets(d)
Net investment loss	(0.19)%	(0.19)%
Gross expenses	0.19%	0.19%
Net expenses	0.19%	0.19%
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

The Fund issues and offers Shares only to eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are redeemable only by Authorized Participants. Individual Shares will not be redeemed by the Fund. During the period covered by this report, Creation Units were issued and redeemed in exchange for cash; however, the Fund has the ability to conduct creation and redemption transactions in-kind for bitcoin. The Shares are listed and traded on the Exchange under the ticker symbol “EZBC”. The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund’s periodic reports and/or on the Fund’s website. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. The Sponsor’s Fee accrued for the three month period ended June 30, 2026 were $205,215. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund.

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

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as a substitute for Principal Market NAV and Principal Market NAV per Share, respectively.

Critical Accounting Policies

The Trust’s and the Fund’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust’s application of accounting policies. A description of the valuation of bitcoin, a critical accounting policy that is important to understanding the results of operations and financial position of the Trust and the Fund is presented in the Trust’s Annual Report on Form 10-K in the section entitled “Calculation of Net Asset Value, Valuation of Bitcoin and The CF Benchmarks Index”. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s and the Fund’s accounting policies.

Results of Operations

At June 30, 2026, the Custodian held 5,664.0163 bitcoins on behalf of the Fund, with a market value of $334,751,802 (cost: $424,710,391) based on the Principal Market Price at period end.

Results of Operations for the quarter ended June 30, 2026

For the three months ended June 30, 2026, 150,000 Shares were issued in exchange for 86.6972 bitcoins and 1,250,000 Shares were redeemed in exchange for 722.4968 bitcoins. The Fund’s NAV per Share began the quarter at $39.39 and ended the quarter at $34.15. The 13.30% decrease in the Fund’s NAV from $39.39 at March 31, 2026 to $34.15 at June 30, 2026 is directly related to the 13.25% decrease in the price of bitcoin. The Fund’s NAV decreased slightly more than the price of bitcoin on a percentage basis due to the Sponsor’s fee of $205,215 for the quarter.

Net realized and change in unrealized loss on investment in bitcoin for the three months ended June 30, 2026, was approximately $46,386,753 which includes a realized loss of $8,622 on the sale of bitcoin to pay the Sponsor’s fee, net realized loss on investment in bitcoin sold for redemptions of $388,235 and net change in unrealized depreciation on investment in bitcoin of approximately $45,989,896. Net realized and change in unrealized loss on investment in bitcoin for the period was driven by bitcoin price depreciation from $68,129.64 per unit as of March 31, 2026 to $59,101.49 per unit as of June 30, 2026. Net decrease in net assets resulting from operations was approximately $46,591,968 for the three months ended June 30, 2026, which consisted of the net realized and change in unrealized loss on investment in bitcoin of $46,386,753, and the Sponsor Fee of $205,215. Net assets decreased to approximately $334,694,929 as of June 30, 2026. The decrease in net assets primarily resulted from net capital Share transactions of approximately $(48,053,202), as well as the aforementioned bitcoin price depreciation.

Results of Operations for the quarter ended June 30, 2025

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

Net realized and change in unrealized gain on investment in bitcoin for the three months ended June 30, 2025 was approximately $128,538,118, which includes a realized gain of $63,640 on the sale of bitcoin to pay the Sponsor Fee, net realized gain on investment in bitcoin sold for redemptions of $8,955,571 and net change in unrealized appreciation on investment in bitcoin of approximately $119,518,907. Net realized and change in unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $82,956.00 per unit as of March 31, 2025 to $108,560.00 per unit as of June 30, 2025. Net increase in net assets resulting from operations was approximately $128,300,809 for the three months ended June 30, 2025, which consisted of the net realized and change in unrealized gain on investment in bitcoin of $128,538,118, offset by the Sponsor Fee of $237,309. Net assets increased to approximately $559,429,215 on June 30, 2025. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation and net capital share transactions of approximately $20,271,063.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor's Fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund's periodic reports and/or on the Fund's website. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. Fees accrued for the quarter ended June 30, 2026 were $205,215.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 and March 31, 2026, neither the Fund nor the Trust had any off-balance sheet arrangements.

Analysis of Movements in the Price of Bitcoin

As movements in the price of bitcoin are expected to directly affect the price of the Fund’s Shares, it is important for investors to understand and follow movements in the price of bitcoin. Past movements in the bitcoin price are not indicators of future movements.

The following chart shows movements in the price of bitcoin based on the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from April 1, 2026 to June 30, 2026.

The average, high, low and end-of-period bitcoin prices based on the CME CF Bitcoin Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
April 1, 2026 to June 30, 2026.	71,727.22	81,915.01	May 11, 2026	58,605.41	June 30, 2026	58,605.41	June 30, 2026

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

Item 4.
Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who perform functions similar to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of June 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

The Trust, on behalf of the Fund, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust's Exchange Act reports with respect to the Fund is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who perform functions similar to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of June 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and the Fund’s internal control over financial reporting.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Part II. OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of August 14, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Trust or Fund.

Item 1A.
Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2026, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2026 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 25 Creation Units (comprising 1,250,000 Shares) during the quarter ended June 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2026 – April 30, 2026	150,000	$43.61
May 1, 2026 – May 31, 2026	750,000	46.26
June 1, 2026 – June 30, 2026	350,000	36.06

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

None.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the quarter ended June 30, 2026.

Item 6.
Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No	Description of Exhibit

3.1	Certificate of Trust is incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on November 28, 2023.

4.1
Amended and Restated Agreement and Declaration of Trust is incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on January 8, 2024.

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on January 8, 2024.

10.1	Coinbase Prime Broker Agreement is incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on December 29, 2023.

10.2	Coinbase Post-Trade Financing Agreement is incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on January 8, 2024.

10.3	Coinbase Custody Custodial Services Agreement (included in Exhibit 10.1).

10.4	Custody Agreement with the Cash Custodian is incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on December 29, 2023.

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

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on January 8, 2024.

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1)	Inline XBRL Instance Document

101.SCH(1)	Inline XBRL Taxonomy Extension Schema

101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File included as Exhibit 101 (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 14, 2026

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.