Form 10-Q
period 2026-09-30
Franklin Templeton Digital Holdings Trust
filed 2026-11-13
CIK 1992870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
or
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

The registrant had 9,950,000 outstanding Shares as of November 2, 2026.

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

A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST

Part I. FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and the Fund

FRANKLIN BITCOIN ETF

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST

Index to Unaudited Financial Statements

Page
Combined Statements of Assets and Liabilities at September 30, 2026 and March 31, 2026 for Franklin Templeton Digital Holdings Trust	5
Combined Schedules of Investments at September 30, 2026 and March 31, 2026 for Franklin Templeton Digital Holdings Trust	6
Combined Statements of Operations for the three and six month periods ended September 30, 2026 and 2025 for Franklin Templeton Digital Holdings Trust	7
Combined Statements of Cash Flows for the six month periods ended September 30, 2026 and 2025 for Franklin Templeton Digital Holdings Trust	8
Combined Statements of Changes in Net Assets for the three and six month periods ended September 30, 2026 and 2025 for Franklin Templeton Digital Holdings Trust	9
Notes to the Combined Financial Statements for Franklin Templeton Digital Holdings Trust	10
Statements of Assets and Liabilities at September 30, 2026 and March 31, 2026 for Franklin Bitcoin ETF	16
Schedules of Investments at September 30, 2026 and March 31, 2026 for Franklin Bitcoin ETF	17
Statements of Operations for the three and six month periods ended September 30, 2026 and 2025 for Franklin Bitcoin ETF	18
Statements of Cash Flows for the six month periods ended September 30, 2026 and 2025 for Franklin Bitcoin ETF	19
Statements of Changes in Net Assets for the three and six month periods ended September 30, 2026 and 2025 for Franklin Bitcoin ETF	20
Notes to Financial Statements for Franklin Bitcoin ETF	21

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	March 31, 2026
Assets
Investment in bitcoin, at fair value(a)	$469,006,580	$429,409,784
Total assets	469,006,580	429,409,784

Liabilities
Sponsor’s fee payable	69,342	69,685
Total liabilities	69,342	69,685
Commitments and contingencies (Note 7)
Net assets	$468,937,238	$429,340,099

Shares issued and outstanding(b)	9,700,000	10,900,000
Net asset value per Share	$48.34	$39.39

(a)
Cost of investment in bitcoin: $418,103,202 at September 30, 2026 and $473,378,477 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Schedules of Investments (Unaudited)

September 30, 2026
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	5,603.6080	$418,103,202	$469,006,580	100.01%
Total investments	5,603.6080	$418,103,202	$469,006,580	100.01%
Less liabilities			(69,342)	(0.01)%
Net assets			$468,937,238	100.00%

March 31, 2026
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	6,302.8336	$473,378,477	$429,409,784	100.02%
Total investments	6,302.8336	$473,378,477	$429,409,784	100.02%
Less liabilities			(69,685)	(0.02)%
Net assets			$429,340,099	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Expenses
Sponsor’s fee	$189,424	$296,673	$394,639	$533,982
Less waiver	-	-	-	-
Total expenses	189,424	296,673	394,639	533,982
Net investment loss	(189,424)	(296,673)	(394,639)	(533,982)

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	(5,044,161)	7,290,973	(5,441,018)	16,310,184
Net change in unrealized appreciation (depreciation) on investment in bitcoin	140,861,967	21,116,054	94,872,071	140,634,961
Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	135,817,806	28,407,027	89,431,053	156,945,145
Net increase (decrease) in net assets resulting from operations	$135,628,382	$28,110,354	$89,036,414	156,411,163
Net increase (decrease) in net assets per Share(a)	$14.01	$3.00	$8.86	$17.23

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$89,036,414	$156,411,163
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(33,873,448)	(148,387,208)
Sales of bitcoin	83,707,705	55,143,923
Net realized gain (loss) on investment in bitcoin	5,441,018	(16,310,184)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(94,872,071)	(140,634,961)
Change in operating assets and liabilities:
Sponsor’s fee payable	(343)	(4,692)
Net cash provided by (used in) operating activities	$49,439,275	$(93,781,959)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	33,873,448	148,387,208
Payments on Shares redeemed	(83,312,723)	(54,605,249)
Net cash provided by (used in) financing activities	(49,439,275)	93,781,959

Cash
Net increase/(decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Net assets, beginning of period	$334,694,929	$559,429,215	$429,340,099	$410,857,343
Operations:
Net investment loss	(189,424)	(296,673)	(394,639)	(533,982)
Net realized gain (loss) on investment in bitcoin	(5,044,161)	7,290,973	(5,441,018)	16,310,184
Net change in unrealized appreciation (depreciation) on investment in bitcoin	140,861,967	21,116,054	94,872,071	140,634,961
Net increase (decrease) in net assets resulting from operations	135,628,382	28,110,354	89,036,414	156,411,163
Increase (decrease) in net assets from capital Share transactions:
Contributions for Shares issued	28,074,046	92,885,565	33,873,448	148,387,208
Distributions for Shares redeemed	(29,460,119)	(19,374,669)	(83,312,723)	(54,605,249)
Net increase (decrease) in net assets from capital Share transactions	(1,386,073)	73,510,896	(49,439,275)	93,781,959
Net assets, end of period	$468,937,238	$661,050,465	$468,937,238	$661,050,465

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

The Trust is an “emerging growth company” as that term is defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

The accompanying Combined Statements of Assets and Liabilities and Combined Schedules of Investments at September 30, 2026 and March 31, 2026 and the Combined Statements of Operations, Combined Statements of Cash Flows and Combined Statements of Changes in Net Assets for the periods ended September 30, 2026 and September 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

The fiscal year end of the Trust and the Fund is March 31.

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

2.1. Basis of Presentation

The Sponsor has determined that the Trust and Fund fall within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

The accompanying financial statements are presented for the Trust, as the registrant, combined with the Fund. Individual, series-level financial statements for the Fund are presented separately within this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

As of September 30, 2026 and March 31, 2026, the value of the bitcoin held by the Fund is categorized as Level 1.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor's fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund's periodic reports and/or on the Fund's website. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the three month period ended September 30, 2026, the Fund accrued the Sponsor’s fee of $189,424 and six months ended September 30, 2026, the Fund accrued the Sponsor's fee of $394,639.

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

2.5. Bitcoin Receivable and Payable

Bitcoin receivable or payable represents the quantity of bitcoin covered by contractually binding orders for the creation or redemption of Shares respectively, where the bitcoin has not yet been transferred to or from the Fund's account. Generally, ownership of the bitcoin is transferred within one business day of the trade date (referred to as "T+1").

2.6. Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gains, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2026 and March 31, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from July 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount#
Balance at July 1, 2026	9,800,000	$329,386,993
Creation of Shares	700,000	28,074,046
Redemption of Shares	(800,000)	(29,460,119)
Balance at September 30, 2026	9,700,000	$328,000,920

Changes in the Shares for the quarter July 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount#
Balance at July 1, 2025	8,900,000	$260,699,671
Creation of Shares	1,400,000	92,885,565
Redemption of Shares	(300,000)	(19,374,669)
Balance at September 30, 2025	10,000,000	$334,210,567

Changes in the Shares for the six months from April 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount#
Balance at April 1, 2026	10,900,000	$377,440,195
Creation of Shares	850,000	33,873,448
Redemption of Shares	(2,050,000)	(83,312,723)
Balance at September 30, 2026	9,700,000	$328,000,920

Changes in the Shares for the six months April 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount#
Balance at April 1, 2025	8,550,000	$240,428,608
Creation of Shares	2,450,000	148,387,208
Redemption of Shares	(1,000,000)	(54,605,249)
Balance at September 30, 2025	10,000,000	$334,210,567

#
Dollar amount of balance represents the cumulative fair value of creation of Shares less the redemption of Shares, at the time of the specific creation or redemption.

3. INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter July 1, 2026 to September 30, 2026:

	Amount in bitcoin	Amount in US$
Balance at July 1, 2026	5,664.0163	$334,751,802
Bitcoin purchased for the creation of Shares	404.4122	28,074,046
Bitcoin sold for the redemption of Shares	(462.2031)	(29,460,119)
Principal on bitcoin sales to pay expenses	(2.6174)	(176,955)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	(5,044,161)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	140,861,967
Balance at September 30, 2026	5,603.6080	$469,006,580

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter July 1, 2025 to September 30, 2025:

	Amount in bitcoin	Amount in US$
Balance at July 1, 2025	5,155.3659	$559,666,521
Bitcoin purchased for the creation of Shares	810.3845	92,885,565
Bitcoin sold for the redemption of Shares	(173.6506)	(19,374,669)
Principal on bitcoin sales to pay expenses	(2.1359)	(237,340)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	7,290,973
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	21,116,054
Balance at September 30, 2025	5,789.9639	$661,347,104

The following represents the changes in quantity of bitcoin held and the respective fair value during the six months April 1, 2026 to September 30, 2026:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2026	6,302.8336	$429,409,784
Bitcoin purchased for the creation of Shares	491.1097	33,873,448
Bitcoin sold for the redemption of Shares	(1,184.7002)	(83,312,723)
Principal on bitcoin sales to pay expenses	(5.6351)	(394,982)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	(5,441,018)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	94,872,071
Balance at September 30, 2026	5,603.6080	$469,006,580

The following represents the changes in quantity of bitcoin held and the respective fair value during the six months April 1, 2025 to September 30, 2025:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2025	4,956.3464	$411,158,674
Bitcoin purchased for the creation of Shares	1,418.5352	148,387,208
Bitcoin sold for the redemption of Shares	(579.0817)	(54,605,249)
Principal on bitcoin sales to pay expenses	(5.8360)	(538,674)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	16,310,184
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	140,634,961
Balance at September 30, 2025	5,789.9639	$661,347,104

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

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Templeton, Inc. (formerly, Franklin Resources, Inc.) is the ultimate parent company of the Sponsor and the Marketing Agent. Franklin Templeton, Inc. is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor out of the Sponsor’s fee.

The Trust also considers Franklin Templeton, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2026 and March 31, 2026, no Shares of the Fund were held by any related party.

5. CONCENTRATION OF RISK

The Fund holds only bitcoin and cash, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Fund. The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of bitcoin and the Shares may include an increase in the global bitcoin supply or a decrease in global bitcoin demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which may be largely unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the bitcoin network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated and substantially less regulated relative to securities markets; and forks in the bitcoin network, among other things.

6. COMBINED FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025

Net asset value per Share, beginning of period	$34.15	$62.86	$39.39	$48.05
Net investment loss (a)	(0.02)	(0.03)	(0.04)	(0.06)
Net realized and unrealized gain (loss) on investment in bitcoin	14.21	3.28	8.99	18.12
Net change in net assets from operations (b)	14.19	3.25	8.95	18.06
Net asset value per Share, end of period	$48.34	$66.11	$48.34	$66.11

Total return, at net asset value(c)	41.55%	5.17%	22.72%	37.59%

Ratio to average net assets(d)
Net investment loss	(0.19)%	(0.19)%	(0.19)%	(0.19)%
Gross expenses	0.19%	0.19%	0.19%	0.19%
Net expenses	0.19%	0.19%	0.19%	0.19%

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

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	March 31, 2026
Assets
Investment in bitcoin, at fair value(a)	$469,006,580	$429,409,784
Total assets	469,006,580	429,409,784

Liabilities
Sponsor’s fee payable	69,342	69,685
Total liabilities	69,342	69,685
Commitments and contingencies (Note 7)
Net assets	$468,937,238	$429,340,099

Shares issued and outstanding(b)	9,700,000	10,900,000
Net asset value per Share	$48.34	$39.39

(a)
Cost of investment in bitcoin: $418,103,202 at September 30, 2026 and $473,378,477 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Schedules of Investments (Unaudited)

September 30, 2026
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	5,603.6080	$418,103,202	$469,006,580	100.01%
Total investments	5,603.6080	$418,103,202	$469,006,580	100.01%
Less liabilities			(69,342)	(0.01)%
Net assets			$468,937,238	100.00%

March 31, 2026
	Quantity of Bitcoin	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	6,302.8336	$473,378,477	$429,409,784	100.02%
Total investments	6,302.8336	$473,378,477	$429,409,784	100.02%
Less liabilities			(69,685)	(0.02)%
Net assets			$429,340,099	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Expenses
Sponsor’s fee	$189,424	$296,673	$394,639	$533,982
Less waiver	-	-	-	-
Total expenses	189,424	296,673	394,639	533,982
Net investment loss	(189,424)	(296,673)	(394,639)	(533,982)

Net realized and change in unrealized gain (loss) on investment in bitcoin
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	(5,044,161)	7,290,973	(5,441,018)	16,310,184
Net change in unrealized appreciation/(depreciation) on investment in bitcoin	140,861,967	21,116,054	94,872,071	140,634,961
Net realized and change in unrealized appreciation/(depreciation) on investment in bitcoin	135,817,806	28,407,027	89,431,053	156,945,145
Net increase (decrease) in net assets resulting from operations	$135,628,382	$28,110,354	$89,036,414	$156,411,163
Net increase (decrease) in net assets per Share(a)	$14.01	$3.00	$8.86	$17.23

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$89,036,414	$156,411,163
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(33,873,448)	(148,387,208)
Sales of bitcoin	83,707,705	55,143,923
Net realized gain (loss) on investment in bitcoin	5,441,018	(16,310,184)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(94,872,071)	(140,634,961)
Change in operating assets and liabilities:
Sponsor’s fee payable	(343)	(4,692)
Net cash provided by (used in) operating activities	$49,439,275	$(93,781,959)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	33,873,448	148,387,208
Payments on Shares redeemed	(83,312,723)	(54,605,249)
Net cash provided by (used in) financing activities	(49,439,275)	93,781,959

Cash
Net increase/(decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Net assets, beginning of period	$334,694,929	$559,429,215	$429,340,099	$410,857,343
Operations:
Net investment loss	(189,424)	(296,673)	(394,639)	(533,982)
Net realized gain (loss) on investment in bitcoin	(5,044,161)	7,290,973	(5,441,018)	16,310,184
Net change in unrealized appreciation (depreciation) on investment in bitcoin	140,861,967	21,116,054	94,872,071	140,634,961
Net increase (decrease) in net assets resulting from operations	135,628,382	28,110,354	89,036,414	156,411,163
Increase (decrease) in net assets from capital Share transactions:
Contributions for Shares issued	28,074,046	92,885,565	33,873,448	148,387,208
Distributions for Shares redeemed	(29,460,119)	(19,374,669)	(83,312,723)	(54,605,249)
Net increase (decrease) in net assets from capital Share transactions	(1,386,073)	73,510,896	(49,439,275)	93,781,959
Net assets, end of period	$468,937,238	$661,050,465	$468,937,238	$661,050,465

See accompanying notes to the unaudited financial statements.

FRANKLIN BITCOIN ETF
A SERIES OF FRANKLIN TEMPLETON DIGITAL HOLDINGS TRUST
Notes to Financial Statements (Unaudited)

1. ORGANIZATION

The Franklin Templeton Digital Holdings Trust (the “Trust”) was formed as a Delaware statutory trust on September 6, 2023, and is governed by the provisions of an Agreement and Declaration of Trust dated as of January 5, 2024 (the “Declaration of Trust”). The Trust, as registrant is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Bitcoin ETF (the "Fund"). Separate financial statements and accompanying notes are provided for the Trust, as registrant, on a combined basis with the Fund in another section of this report. The Trust had no operations prior to the commencement of operations of the Fund on January 11, 2024, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”). The Shares were first listed for trading and the Fund commenced operations on January 11, 2024.

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

The Trust is an “emerging growth company” as that term is defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

The accompanying Statements of Assets and Liabilities and Schedules of Investments at September 30, 2026 and March 31, 2026 and the Statements of Operations, Statements of Cash Flows and Statements of Changes in Net Assets for the periods ended September 30, 2026 and September 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

The fiscal year end of the Trust and the Fund is March 31.

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

2.1. Basis of Presentation

The Sponsor has determined that the Trust and Fund fall within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

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

As of September 30, 2026 and March 31, 2026, the value of the bitcoin held by the Fund is categorized as Level 1.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor's fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund's periodic reports and/or on the Fund's website. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the three month period ended September 30, 2026, the Fund accrued the Sponsor’s fee of $189,424 and six months ended September 30, 2026, the Fund accrued the Sponsor's fee of $394,639.

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

2.5. Bitcoin Receivable and Payable

Bitcoin receivable or payable represents the quantity of bitcoin covered by contractually binding orders for the creation or redemption of Shares respectively, where the bitcoin has not yet been transferred to or from the Fund's account. Generally, ownership of the bitcoin is transferred within one business day of the trade date (referred to as "T+1").

2.6. Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gains, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2026 and March 31, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from July 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount#
Balance at July 1, 2026	9,800,000	$329,386,993
Creation of Shares	700,000	28,074,046
Redemption of Shares	(800,000)	(29,460,119)
Balance at September 30, 2026	9,700,000	$328,000,920

Changes in the Shares for the quarter July 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount#
Balance at July 1, 2025	8,900,000	$260,699,671
Creation of Shares	1,400,000	92,885,565
Redemption of Shares	(300,000)	(19,374,669)
Balance at September 30, 2025	10,000,000	$334,210,567

Changes in the Shares for the six months from April 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount#
Balance at April 1, 2026	10,900,000	$377,440,195
Creation of Shares	850,000	33,873,448
Redemption of Shares	(2,050,000)	(83,312,723)
Balance at September 30, 2026	9,700,000	$328,000,920

Changes in the Shares for the six months April 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount#
Balance at April 1, 2025	8,550,000	$240,428,608
Creation of Shares	2,450,000	148,387,208
Redemption of Shares	(1,000,000)	(54,605,249)
Balance at September 30, 2025	10,000,000	$334,210,567

#
Dollar amount of balance represents the cumulative fair value of creation of Shares less the redemption of Shares, at the time of the specific creation or redemption.

3. INVESTMENT IN BITCOIN

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter July 1, 2026 to September 30, 2026:

	Amount in bitcoin	Amount in US$
Balance at July 1, 2026	5,664.0163	$334,751,802
Bitcoin purchased for the creation of Shares	404.4122	28,074,046
Bitcoin sold for the redemption of Shares	(462.2031)	(29,460,119)
Principal on bitcoin sales to pay expenses	(2.6174)	(176,955)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	(5,044,161)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	140,861,967
Balance at September 30, 2026	5,603.6080	$469,006,580

The following represents the changes in quantity of bitcoin held and the respective fair value during the quarter July 1, 2025 to September 30, 2025:

	Amount in bitcoin	Amount in US$
Balance at July 1, 2025	5,155.3659	$559,666,521
Bitcoin purchased for the creation of Shares	810.3845	92,885,565
Bitcoin sold for the redemption of Shares	(173.6506)	(19,374,669)
Principal on bitcoin sales to pay expenses	(2.1359)	(237,340)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	7,290,973
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	21,116,054
Balance at September 30, 2025	5,789.9639	$661,347,104

The following represents the changes in quantity of bitcoin held and the respective fair value during the six months April 1, 2026 to September 30, 2026:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2026	6,302.8336	$429,409,784
Bitcoin purchased for the creation of Shares	491.1097	33,873,448
Bitcoin sold for the redemption of Shares	(1,184.7002)	(83,312,723)
Principal on bitcoin sales to pay expenses	(5.6351)	(394,982)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	(5,441,018)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	94,872,071
Balance at September 30, 2026	5,603.6080	$469,006,580

The following represents the changes in quantity of bitcoin held and the respective fair value during the six months April 1, 2025 to September 30, 2025:

	Amount in bitcoin	Amount in US$
Balance at April 1, 2025	4,956.3464	$411,158,674
Bitcoin purchased for the creation of Shares	1,418.5352	148,387,208
Bitcoin sold for the redemption of Shares	(579.0817)	(54,605,249)
Principal on bitcoin sales to pay expenses	(5.8360)	(538,674)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and sold to pay expenses	-	16,310,184
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	140,634,961
Balance at September 30, 2025	5,789.9639	$661,347,104

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

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Templeton, Inc. (formerly, Franklin Resources, Inc.) is the ultimate parent company of the Sponsor and the Marketing Agent. Franklin Templeton, Inc. is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor out of the Sponsor’s fee.

The Trust also considers Franklin Templeton, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2026 and March 31, 2026, no Shares of the Fund were held by any related party.

5. CONCENTRATION OF RISK

The Fund holds only bitcoin and cash, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Fund. The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of bitcoin and the Shares may include an increase in the global bitcoin supply or a decrease in global bitcoin demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which may be largely unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the bitcoin network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated and substantially less regulated relative to securities markets; and forks in the bitcoin network, among other things.

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025

Net asset value per Share, beginning of period	$34.15	$62.86	$39.39	$48.05
Net investment loss(a)	(0.02)	(0.03)	(0.04)	(0.06)
Net realized and unrealized gain (loss) on investment in bitcoin	14.21	3.28	8.99	18.12
Net change in net assets from operations(b)	14.19	3.25	8.95	18.06
Net asset value per Share, end of period	$48.34	$66.11	$48.34	$66.11

Total return, at net asset value(c)	41.55%	5.17%	22.72%	37.59%

Ratio to average net assets(d)
Net investment loss	(0.19)%	(0.19)%	(0.19)%	(0.19)%
Gross expenses	0.19%	0.19%	0.19%	0.19%
Net expenses	0.19%	0.19%	0.19%	0.19%

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund’s periodic reports and/or on the Fund’s website. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any bitcoin network fees or other similar transaction fees, in connection with any sales of bitcoin necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any bitcoin network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. The Sponsor’s fee accrued for the three months period ended September 30, 2026 was $189,424. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund.

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

The NAV of the Fund is used by the Trust in its day-to-day operations to measure the net value of the Fund’s assets. The NAV is calculated on each business day and is equal to the aggregate value of the Fund’s assets less its liabilities based on the Index price. In determining the NAV of the Fund on any business day, the Administrator will calculate the price of the bitcoin held by the Fund as of 4:00 PM ET on such day. The Administrator will also calculate the “NAV per Share” of the Fund, which equals the NAV of the Fund divided by the number of outstanding Shares. For purposes of making these calculations, a business day means any day other than a day when the Exchange is closed for regular trading.

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Fund’s bitcoin using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s and the Fund’s financial statements. The Trust’s bitcoins are carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of bitcoin based on the price provided by the bitcoin market that the Fund considers its “principal market” as of 11:59:59 PM, ET on the valuation date (the “Principal Market Price”). The net asset value of the Fund determined on a GAAP basis is referred to as the “Principal Market NAV” and the Fund’s NAV per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share”.

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

Results of Operations

At September 30, 2026, the Custodian held 5,603.6080 bitcoins on behalf of the Fund, with a market value of $469,006,580 (cost: $418,103,202) based on the Principal Market Price at period end.

Results of Operations for the three months ended September 30, 2026

For the three months ended September 30, 2026, 700,000 Shares were issued in exchange for 404.4122 bitcoins and 800,000 Shares were redeemed in exchange for 462.2031 bitcoins. The Fund’s NAV per Share began the quarter at $34.15 and ended the quarter at $48.34. The 41.55% increase in the Fund’s NAV per share from $34.15 at June 30, 2026 to $48.34 at September 30, 2026 is directly related to the 41.62% increase in the price of bitcoin for the same period. The variance between the Fund's return and the Underlying Index return is primarily due to differences in pricing sources and Fund's return include Sponsor's fee of $189,424 for the quarter.

Net realized and change in unrealized gain on investment in bitcoin for the three months ended September 30, 2026, was approximately $135,817,806 which includes a realized loss of $18,424 on the sale of bitcoin to pay the Sponsor’s fee, net realized loss on investment in bitcoin sold for redemptions of $5,025,737 and net change in unrealized appreciation on investment in bitcoin of approximately $140,861,967. Net realized and change in unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $59,101.49 per unit as of June 30, 2026 to $83,697.25 per unit as of September 30, 2026. Net increase in net assets resulting from operations was approximately $135,628,382 for the three months ended September 30, 2026, which consisted of the net realized and change in unrealized gain on investment in bitcoin of $135,817,806, offset by the Sponsor’s fee of $189,424. Net assets increased to approximately $468,937,238 as of September 30, 2026. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation, offset by net capital Share transactions of approximately $(1,386,073). Other than the Sponsor's fee, the Fund had no expenses during the three months ended September 30, 2026.

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

Net realized and change in unrealized gain on investment in bitcoin for the three months ended September 30, 2025, was approximately $28,407,027 which includes a realized gain of $93,759 on the sale of bitcoin to pay the Sponsor’s fee, net realized gain on investment in bitcoin sold for redemptions of $7,197,214 and net change in unrealized appreciation on investment in bitcoin of approximately $21,116,054. Net realized and change in unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $108,560.00 per unit as of June 30, 2025 to $114,223.01 per unit as of September 30, 2025. Net increase in net assets resulting from operations was approximately $28,110,354 for the three months ended September 30, 2025, which consisted of the net realized and change in unrealized gain on investment in bitcoin of $28,407,027, offset by the Sponsor’s fee of $296,673. Net assets increased to approximately $661,050,465 on September 30, 2025. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation and net capital share transactions of approximately $73,510,896.

Results of Operations for the six months ended September 30, 2026

For the six months ended September 30, 2026, 850,000 Shares were issued in exchange for 491.1097 bitcoins and 2,050,000 Shares were redeemed in exchange for 1,184.7002 bitcoins. The Fund’s NAV per Share began the period at $39.39 and ended the period at $48.34. The 22.72% increase in the Fund’s NAV per share from $39.39 at March 31, 2026 to $48.34 at September 30, 2026 is directly related to the 22.85% increase in the price of bitcoin for the same period. The variance between the Fund's return and the Underlying Index return is primarily due to differences in pricing sources and Fund's return include Sponsor's fee of $394,639 for the period.

Net realized and change in unrealized gain on investment in bitcoin for the six months ended September 30, 2026, was approximately $89,431,053 which includes a realized loss of $27,046 on the sale of bitcoin to pay the Sponsor’s fee, net realized loss on investment in bitcoin sold for redemptions of $5,413,972 and net change in unrealized appreciation on investment in bitcoin of approximately $94,872,071. Net realized and change in unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $68,129.64 per unit as of March 31, 2026 to $83,697.25 per unit as of September 30, 2026. Net increase in net assets resulting from operations was approximately $89,036,414 for the six months ended September 30, 2026, which consisted of the net realized and change in unrealized gain on investment in bitcoin of $89,431,053, offset by the Sponsor’s fee of $394,639. Net assets increased to approximately $468,937,238 as of September 30, 2026. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation, offset by net capital Share transactions of approximately $(49,439,275).

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

Net realized and change in unrealized gain on investment in bitcoin for the six months ended September 30, 2025, was approximately $156,945,145 which includes a realized gain of $157,400 on the sale of bitcoin to pay the Sponsor’s fee, net realized gain on investment in bitcoin sold for redemptions of $16,152,784 and net change in unrealized appreciation on investment in bitcoin of approximately $140,634,961. Net realized and change in unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $82,956.00 per unit as of March 31, 2025 to $114,223.01 per unit as of September 30, 2025. Net increase in net assets resulting from operations was approximately $156,411,163 for the six months ended September 30, 2025, which consisted of the net realized and change in unrealized gain on investment in bitcoin of $156,945,145, offset by the Sponsor’s fee of $533,982. Net assets increased to approximately $661,050,465 on September 30, 2025. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation and net capital share transactions of approximately of $93,781,959.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor's fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund's periodic reports and/or on the Fund's website. The Fund will sell bitcoin as needed to pay the Sponsor’s fee. Fees accrued for the quarter ended September 30, 2026 were $189,424.

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

Off-Balance Sheet Arrangements

As of September 30, 2026 and March 31, 2026, neither the Fund nor the Trust had any off-balance sheet arrangements.

Analysis of Movements in the Price of Bitcoin

As movements in the price of bitcoin are expected to directly affect the price of the Fund’s Shares, it is important for investors to understand and follow movements in the price of bitcoin. Past movements in the bitcoin price are not indicators of future movements.

The following chart shows movements in the price of bitcoin based on the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from July 1, 2026 to September 30, 2026.

The average, high, low and end-of-period bitcoin prices based on the CME CF Bitcoin Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
July 1, 2026 to September 30, 2026	71,178.10	86,432.41	September 22, 2026	60,145.90	July 1, 2026	83,721.81	September 30, 2026

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of September 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of September 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Each of the Sarbanes-Oxley certifications included as exhibits to this filing applies with respect to the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Part II. OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of November 13, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Trust or Fund.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 16 Creation Units (comprising 800,000 Shares) during the quarter ended September 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2026 – July 31, 2026	150,000	$37.42
August 1, 2026 – August 31, 2026	650,000	36.69
September 1, 2026 – September 30, 2026	-	-

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

None.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the quarter ended September 30, 2026.

Item 6.
Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No	Description of Exhibit

3.1	Certificate of Trust is incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on November 28, 2023.

4.1	Amended and Restated Agreement and Declaration of Trust is incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on January 8, 2024.

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on January 8, 2024.

10.1	Coinbase Prime Broker Agreement is incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on December 29, 2023.

10.2	Coinbase Post-Trade Financing Agreement is incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on January 8, 2024.

10.3	Coinbase Custody Custodial Services Agreement (included in Exhibit 10.1).

10.4	Custody Agreement with the Cash Custodian is incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on December 29, 2023.

10.5	Fund Administration and Accounting Agreement with the Administrator is incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on December 29, 2023.

10.6	Transfer Agency and Service Agreement with the Administrator is incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on December 29, 2023.

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-274474) filed by the Trust on January 8, 2024.

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	Inline XBRL Instance Document

101.SCH (1)	Inline XBRL Taxonomy Extension Schema

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF (1)	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File included as Exhibit 101 (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 13, 2026

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.